Form 10-K
period 2018-12-31
Vynleads, Inc.
filed 2019-04-01
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vynleads, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-227499	47-4584272
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Address of Principal Executive Office: 596 Herrons Ferry Road, Suite 301, Rock Hill, SC 29730

Registrant’s telephone number, including area code: (845) 745-0981

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

As of April 1, 2019, the registrant had 11,399,830 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “Vynleads” refer to Vynleads, Inc., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Throughout this Report, references to “we,” “us” “the Company,” “the registrant,” etc., all refer to Vynleads, Inc.

GENERAL

History of our company

Our corporation was formed in Delaware in July 2015.

In January 2016, we acquired certain assets of LibertySniper.com, including email and subscriber list databases, email service provider contracts and dedicated IP addresses, editorial content, lead generation campaigns, pen name and voice of publisher Michael Westan, email tripwire campaigns and welcome series content, and all account access related to LibertySniper.com, including hosting, Google Analytics, Adwords and content management system license. Under the terms of the sales agreement, we paid the seller $50,000.

Overview

We are a provider of health and wellness information principally targeted to people who are prediabetes or who have type 2 diabetes. Type 2 diabetes is a condition characterized by high blood glucose levels caused by either a lack of insulin or the body's inability to use insulin efficiently. Type 2 diabetes develops most often in middle-aged and older adults but can appear in children, teens, and young people. According to the American Diabetes Foundation, type 2 diabetes is the most common form of diabetes. While many people may need to take oral medications or insulin as prescribed by their physicians to help the person meet his or her targeted blood glucose levels, according to the American Diabetes Foundation some people with type 2 diabetes can control their blood glucose with healthy eating and being active. We do not offer products targeted to customers with type 1 diabetes, nor do we render medical advice. We provide information to our customers who are seeking to make healthy choices by providing clear, generic blueprints, education, resources, and support. Our core product is our proprietary Lifestyle Blueprint, a digital guide that provides dietary recommendations for a very low calorie eight-week diet together with information focusing on what, how and how much a person eats, nutritional information and how a person’s body does and does not use food to enable our customers to continue leading a more successful lifestyle. We also offer nutritional supplements and monthly subscriptions to our proprietary newsletter which covers a wide variety of healthy living-related topics.

Our informational content, which is developed by our company based upon publicly available studies and other sources of information, is rooted in:

•	Education and Action. Our goal is to help our audience understand the root of a healthy lifestyle, and give action-based blueprints that provide a long-term commitment to their newfound education;

•	Easy. Each aspect of our behavior change protocols is simple and reasonably attainable;

•

Avoid Guesswork. We give clear path guides to help real people, without confusion. In an information-overload world, we seek to do all of the groundwork in order to give our audience the right data and resources they need to succeed; and

•	Support and Community. We provide a platform for our customers to ensure resilience and follow-through as they seek to achieve their healthy-living goals.

The Lifestyle Blueprint and our other products

Our Lifestyle Blueprint, titled “The DWD Protocol: Success Blueprint,” is a digital protocol which is designed to be an easy-to-follow guide especially for individuals who are prediabetes and type 2 diabetes sufferers. The Lifestyle Blueprint includes dietary recommendations for a very low-calorie eight-week diet together with information focusing on what, how and how much a person eats, nutritional information and how a person’s body does and does not use food to enable our customers to continue leading a more successful lifestyle.

The proprietary information provided in the Lifestyle Blueprint, which contains four modules including “The Foundation,” “The Meal Plan” “Diabetes Free Lifestyle” and “Taking Control,” together with recipe books, is based on publicly available information and studies which address how a healthy lifestyle can help individuals who are prediabetes and type 2 diabetes sufferers.

Our DWD Protocol: Success Blueprint is designed to offer comprehensive information and support, including:

•	Background information about type 2 diabetes;

•	Individual action plans;

•	Virtual messaging, coaching and support;

•	Measurable milestones and targets;

•	An eight-week hypocaloric diet;

•	A detailed guide for transitioning back into healthy post-diet eating; and

•	Recipe books focused on simple to prepare meals with detailed nutritional information.

We sell the Lifestyle Blueprint for $49. In addition to the Lifestyle Blueprint, we also offer monthly subscriptions to our newsletters which cover a wide variety of health and lifestyle topics. Examples of recent newsletter titles are “7 Habits That Will Make You a Healthier Person,” “The Power of Positivity,” “Relaxation Practices Actually Changes Your Genes,” and “The Facebook Phenomenon Explained.” These newsletters are written by our staff and are based upon content aggregated from a number of publicly available sources. Monthly subscription rates are $19.90.

We also offer two nutritional supplements, including our DWDx3 Advanced Daily Supplement and our Premium-Grade Omega x3 supplement, which are manufactured for us in Vermont by Food Science® Corporation. These nutritional supplements are made of all-natural, non-toxic, and non-GMO ingredients.

We do not provide medical advice to our customers. The information and content which appears in our Lifestyle Blueprint and our newsletters are written by our staff and based upon a wide range of publicly available information and studies, including those published by Newcastle University and the National Institutes of Health. The content and information are also reviewed by our medical advisors prior to publication. Neither the Lifestyle Blueprint nor our newsletters are intended, however, as a substitute for medical advice provided by a physician or other health care provider. All information provided in the Lifestyle Blueprint and any other products we provide relating to specific medical conditions, health care preventive care, and healthy lifestyles, is presented for informational purposes only. We advise our customers that the information in the Lifestyle Blueprint should not be considered complete or exhaustive, and does not cover all disorders or conditions or their treatment, nor all health-related issues. We further advise our customers that they should consult with their physician or other health care provider when deciding on any health-related regimen, including diet or exercise, and for any specific individual medical advice.

Markets for Lifestyle Blueprints

Our model is highly scalable and we believe that we can enter new markets at a low cost and measured way. We expect to expand our product offerings in the future to include a Lifestyle Blueprint designed for adults who are overweight or obese. We also intend, over time, to expand our product offerings with additional Lifestyle Blueprints targeted to individuals with cardiovascular disease, memory loss and dementia, addiction, ADHD (attention deficit hyperactivity disorder), and the human papillomavirus virus (HPV). We have not, however, determine when we will be expanding our product offerings and there are no assurances we will ever do so.

Marketing and sales

We sell products on our websites at www.constitutionalhealth.com and www.dwdprotocol.com. We utilize digital media, primarily paid search, paid social, affiliate marketing and display advertising to drive traffic to our web site. We also use social networking sites, including Facebook, Twitter, and various blogs. In 2018 and 2017 we spent $866,865 and $1,366,064, respectively, on advertising.

We seek to market our products using direct to consumer online sales through multiple channels. Social media, search engines, and content platforms, principally Facebook, as well as Instagram, Google, and YouTube, have historically been our principal sources for acquiring new customers. In the case of paid advertising, we use both internal (managed by us) and external (managed through affiliates or partner advertisers) advertising accounts.

For internal accounts, we directly spend and manage all advertising dollars spent on a cost per click, or “CPC,” basis. Typically, we will spend approximately $60.00 on internal account advertising for each new customer. In the case of external accounts, we will work through third party affiliates or partner advertisers. These affiliate or partner advertisers typically use our product materials on their advertising accounts, spend their own advertising dollars, and are paid by us on a cost per acquisition, or “CPA,” basis. Historically our payments to these affiliate or partner advertisers on a CPA basis has been tied to a new customer sales. Depending on the products sold, the CPA payout can range from $30.00 to $80.00 for a new customer sale. This range, however, may change at any time, depending on the cost of revenue, and/or lifetime customer value we believe the campaign can achieve.

We also use email advertising as a source of new customer generation. In the case of email advertising, we will pay for our advertisement link (picture or text) to be sent to a third party publisher’s email list. We send our internally created advertisements to the third party publisher with a unique tracking link embedded, and the third party publisher manages the entire emailing process. We embed the unique tracking link to assist us to evaluate the sales performance from each email list. Utilizing this process, we neither participate in the transmission of the actual emails nor do we have access to the potential customer's email.

We also utilize email lead generation to attract potential new customers. In this scenario, we may spend advertising dollars on a campaign that acquires new customer email leads. These leads typically review free articles or content online that we publish, and offer the opportunity for the reader to join our emailing list to receive more information.

In the case of each of our advertising campaigns, since our campaigns historically have been digitally driven, we use various forms of multimedia, including video, audio, and imagery. Depending on the platform and placement (mobile/tablet/desktop), the advertising content will vary. For example, in the case of Facebook, we will use video with audio to present the product in a detailed and explanatory way. We recognize that our product is not generally known, and typically our customers must be educated on what the product does prior to acquiring a purchase from them.

Our Lifestyle Blueprint is digitally delivered by us. We have engaged Argo Marketing Group, Inc. to provide customer relations services for us in connection with sales of our products. Under the terms of the agreement entered into in November 2015, Argo Marketing Group, Inc. is responsible for all customer service call handling, email management, and chargeback management. We agreed to pay the company various initial and additional set up fees, customer services fees tiered to the weekly minutes, per transaction fees for email resolutions or return processing and chargeback management, among other fees. The initial term of the agreement was for one year, with automatic one-year renewals unless either party provides a 30 day written notice of non-renewal. The agreement may be terminated by Argo Marketing Group, Inc. for non-payment, in the event of our bankruptcy or insolvency and by either party upon a breach or without cause. Mr. Mannine, our chief executive officer, has personally guaranteed our obligations under this agreement.

We do not manufacture the private label nutritional supplements we sell. These nutritional supplements are manufactured on a per order basis for us by Food Science® Corporation, a 40- year old Vermont-based family-owned company focused on nutritional research and product development. We utilize the services of a third-party fulfillment company to ship the nutritional supplements to our customers, and pay this provider an order and per item fee.

We believe our relationships with our supplement supplier and the third party providers we utilize for fulfillment and customer service are good. However, while we believe we can replace the third party providers for fulfillment and customer service with comparable companies at similar costs to us, a disruption in the relationship with our supplement supplier would materially impact our business until such time as we were able to establish a relationship with an alternative supplier.

Competitors

We seek to compete with a number of larger, more established companies that provide health and wellness content and market nutritional supplements, including Nutrisystem, Inc. (NasdaqGS: NTRI), Medifast, Inc. (NYSE: MED) and Weight Watchers International, Inc. (NYSE: WTW), as well as privately held Virta Health Corp. and television and media personality Dr. Axe. In addition, while we do not offer products targeted to customers with type 1 diabetes, some of our competitors target customers with both type 1 and type 2 diabetes. All of these potential competitors have greater brand awareness and financial resources that we do. While we are seeking to compete by focusing on our niche proprietary content, we do not presently have the financial resources available to us to effectively market our company on a large scale or to develop new products to quickly respond to a marketplace dominated by well established, well capitalized companies. There are no assurances we will ever establish brand recognition at a sufficient level to permit us to generate any significant revenues or to effectively compete in our market.

Information Systems

Our ecommerce and websites and our tools and trackers, all of which are based primarily on third-party software customized to meet our business needs, are each hosted in top tier hosting facilities. These facilities provide redundant network connections, physical and fire security and generator power back up for the equipment upon which our websites rely and are intended to provide an uninterruptible power supply. Our servers and our network are monitored 24 hours a day, seven days a week.

We use a variety of security techniques to protect our confidential customer data. When our customers place an order or access their account information, we secure that transaction by using encryption technologies, including transport layer security, or TLS. Our customer data is protected against unauthorized access by security measures and we engage a variety of industry leading technology providers including VeriSign, CyberSource, and SecureWorks to further ensure the security of our credit card transactions and the safety of our customers’ personal information.

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of our proprietary rights as well as our ability to operate without infringing on the proprietary rights of others. We utilized the unregistered brand name “Constitutional Health” in our business. We have been granted a limited non-transferrable, royalty-free license by NatureX Inc. to utilize the trademark “Glucevia®” for so long as we continue to acquire its faxinus excelsior seed extract which is a component of our DWD nutritional supplements.

We also own the domain names www.vynleads.com, wearedwd.com, dwdprotocol.com, codexone.org, and www.constitutionalhealth.com, together with a number of additional domain names which we may use in future periods. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Government regulation

Our industry is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing, and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity and restrictions on our business operations. The FTC has in the past instituted enforcement actions against dietary supplement and food companies for false and misleading advertising of some of their products. There are no assurances that the FTC will not question our advertising claims in the future. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

Other aspects of our industry are also subject to government regulation. For example, the manufacturing, labeling, and distribution of food products, including nutritional supplements, are subject to strict United States Department of Agriculture, or “USDA,” and United States Food and Drug Administration, or “FDA,” requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. We rely on our supplement supplier to follow all applicable government regulation. If our supplement supplier should fail to conform to all applicable regulations, or if federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to modify or discontinue our supplement offerings which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

Aspects of our industry are also subject to state regulations. In 1986, California passed The Safe Drinking Water and Toxic Enforcement Act of 1986, which is commonly known as “Proposition 65.” This proposition seeks to prevent businesses from exposing consumers to certain toxins, including lead, arsenic, and PCBs, without providing a warning. Because Proposition 65 did not set a safe harbor limit for reproductive health and PCBs, all products containing even trace amounts of PCBs require a specific warning label. In addition, for any food or nutritional supplements containing over 0.09 micrograms per day of PCBs, the state-mandated warning label is expanded to include an additional cancer warning. While at this time, the supplements we marked and sell do not contain the ingredients to require Proposition 65 disclosure, it is possible in the future other supplements we may market and sell will require the warning labels. It is also possible at additional states will also enact legislation which could require us to change the type of nutritional supplements or other products we market, or discontinue offering certain products and services if the estimated cost of compliance outweighs the potential revenues.

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel, and taxation, are becoming more prevalent and some remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected. Future laws or regulations, including laws or regulations affecting our marketing and advertising practices, relations with consumers, employees, service providers, or our services and products, may have an adverse impact on us.

Employees

At April 1, 2019, we had one employee including our chief executive officer.

Properties

We rent executive office space on a month to month basis under a co-working agreement with an unrelated third party at a monthly fee of $200.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

In 2016 we engaged a third party to provide certain promotional services to us in connection with our business, including the use of his name and appearance, under the terms of a five-year agreement. As compensation, we agreed to use our commercially reasonable efforts to promote and sell a book authored by him and to pay him, as a royalty, a percentage of the sales of the book, after deductions for all direct costs of fulfilling such sales. During 2017 the third party initiated a series of informal claims and filed unauthorized uniform commercial code (UCC) financing statements in several states against us and certain of our officers, directors, and founders, alleging non-payment of the royalty amounts. We dispute all claims by the third party and believe that all royalty amounts due him have been paid in full. We are no longer selling the book authored by him. We have succeeded in removing certain of the UCC liens and we are pursuing actions to remove the remaining unauthorized UCC lien.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed or quoted to trade on any public trading market.

At December 31, 2018, we have outstanding warrants to purchase an aggregate of 485,766 shares of our common stock expiring between January 2023 and March 2023, with exercise prices ranging from $0.225 to $0.90 per share, including warrants to purchase 100,000 shares of our common stock which is exercisable on a cashless basis. As of December 31, 2018, 419,099 warrants have vested.

Also, as of December 31, 2018, there were 100,000 vested stock options outstanding with an exercise price of $0.225. The stock options expire on December 6, 2028.

Holders

We have 54 stockholders of record holding 11,399,830 shares of our common stock as of April 1, 2019.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with the United States Generally Accepted Accounting Principles.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,032,999 as of December 31, 2018. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2018 compared to the year fiscal ended December 31, 2017

Revenues

Revenues for 2018 were $1,823,299, a decrease of $875,202, or 32.4%, from $2,698,501 in 2017. Quarterly revenue has decreased in each 2018 quarter. The decline in each quarter was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the year. The reduced advertising spend also impacted the number of new customers we acquired for the year, this included subscriptions and supplement product lines. Additionally, we modified and reduced the cost structure of our content subscription product lines to better serve new customers for longer-term retention and brand recognition.

Costs and Expenses

Total costs and operating expenses decreased $799,165, or 25.4%, to $2,342,319 in 2018 from $3,141,484 in 2017. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•

Cost of revenue decreased $340,604, or 32.2%, to $718,647 in 2018 compared to $1,059,251 in 2017, and stayed flat as a percentage of net revenue at 39.4% from 39.3%. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. Our cost of revenue as a percentage of net revenue increased slightly in 2018 as a result of increases in our product sales packaging.

•

Advertising expenses decreased $499,199, or 36.5%, to $866,865 in 2018 from $1,366,064 in 2017, and decreased as a percentage of net revenue to 47.5% from 50.6%. The decrease in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales.

•

Selling, general and administrative expenses increased $40,638, or 5.7%, to $756,807 in 2018 from $716,169 in 2017, and increased as a percentage of net revenue to 41.5% from 26.5%. The increases in SG&A in 2018 as compared to 2017 is principally attributable to advisory and professional fees associated with obligations of operating as a public company, and software development costs.

Net Loss

Our net loss for the year ended December 31, 2018 was $519,840 compared to $434,137 for the year ended December 31, 2017.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital at December 31, 2018 as compared to December 31, 2017.

	December 31, 2018	December 31, 2017

Total current assets	$172,472	$573,347
Total current liabilities	$121,779	$91,823
Working capital	$50,693	$481,524

The reduction in total current assets between the periods primarily reflects a reduction in cash and holdback receivables from merchants, as well as the collection of a subscription receivable of $99,090 during the 2018 period. The increase in total current liabilities reflects an increase in accounts payable and accrued expenses. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of equity securities. During the years ended December 31, 2018 and 2017, we have reported net losses of $519,840 and $434,137, respectively. As of December 31, 2018, our working capital was $50,693, our accumulated deficit was $1,032,999, and we had negative cash flows from operations of $261,968. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue to grow our business is dependent upon our ability to raise additional sufficient capital to fund our operating expenses, including advertising, until such time, if ever, that we are able to report profitable operations, as well as for our short-term and long-term growth plans. We do not generate operating income and we are presently are relying on cash we receive from the holdback receivable to pay our operating expenses. Our management estimates that we require approximately $5,000,000 in additional working capital during the next 12 months in order to meet our current business objectives, including the development of new indicators for our Lifestyle Blueprint platform, the addition of print versions of our DWD Protocol, expanding our supplement product line and additional subscription content offerings for our customers. This additional working capital is also necessary to fund increases in our advertising and marketing costs, costs associated with the development of additional infrastructure to support our expected growth, as well as funds to pay our operating expenses and general working capital. While we were successful in raising funds privately during late 2017 and into the first quarter of 2018, and will seek to do so in future periods, we do not have any firm commitments to provide any additional capital to us. There are no assurances we will be successful in securing the additional capital necessary to grow our company and pay our operating expenses. Any delay in raising sufficient funds could adversely impact our ability to continue to increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, we may be forced to reduce certain operating expenses in an effort to conserve our working capital which will adversely impact our revenues and results of operations in future periods and there are no assurances we could continue as a going concern.

Summary of cash flows

	December 31, 2018	December 31, 2017

Net cash used in operating activities	$(261,968)	$(680,916)
Net cash provided by (used in) in investing activities	$—	$—
Net cash provided by in financing activities	$147,062	$777,296

We used cash in our operating activities during 2018 and 2017 primarily to fund our net loss, offset by an increase in our accounts payable and accrued expenses.

The decrease in cash used in our operating activities in 2018 as compared to 2017 is due to a decrease in our holdback receivable and an increase in our accounts payable and accrued expenses during the 2018 period.

There was no net cash provided by or used in investing activities during 2018 and 2017.

Net cash provided by financing activities during 2018 reflects proceeds from the collection of the subscription receivable from 2017 and the sale of securities by us in a private placement. Net cash provided by financing activities during 2017 primarily reflects the sale of securities by us in a private placement and proceeds of loans from related parties, offset by repayments of those loans and the repurchase of shares of our common stock from a stockholder.

Commitments and Contingencies

Information regarding our Commitments and Contingencies is contained in Note 7 to the Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”, and we are permitted to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of:

•	the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion;

•

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or

•	the date we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

At this time, we expect to remain an emerging growth company until possibly as late as 2023. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring operating losses since inception and negative cash flows from operations and has financed its recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2018

Boynton Beach, Florida

April 1, 2019

Vynleads, Inc.

Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$21,085	$135,991
Subscriptions receivable	—	99,090
Holdback Receivable from merchant, net of reserve for refunds of $30,962 and $58,188 as of December 31, 2018 and 2017, respectively	141,561	338,266
Prepaid expenses and other current assets	9,826	—
Total current assets	172,472	573,347
Intangible assets, net	—	16,880
Deferred tax asset, net	—	9,826
Total assets	$172,472	$600,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,779	$91,823
Total current liabilities	121,779	91,823
Total liabilities	121,779	91,823

Commitments and contingencies (See Note 7)

Stockholders' equity:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,399,830 shares and 13,397,613 shares issued and outstanding as of December 31, 2018 and December 31, 2017	1,140	1,340
Additional paid-in capital	1,082,552	1,020,049
Accumulated deficit	(1,032,999)	(513,159)
Total stockholders’ equity	50,693	508,230
Total liabilities and stockholders’ equity	$172,472	$600,053

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

	For the Years Ended December 31,
	2018	2017

Revenue, net of refunds and chargebacks of $308,874 and $399,582 for the years ended December 31, 2018 and 2017, respectively	$1,823,299	$2,698,501

Costs and Expenses:
Cost of revenue	718,647	1,059,251
Advertising	866,865	1,366,064
Selling, general and administrative expense	756,807	716,169
Total costs and expenses	2,342,319	3,141,484
Loss from operations	(519,020)	(442,983)
Interest expense, net	(1,727)	(980)
Net loss before provision for income taxes	(520,747)	(443,963)
Benefit for income taxes	907	9,826
Net loss	$(519,840)	$(434,137)

Net loss per common share, basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding, basic and diluted	11,719,841	10,350,681

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

	Class A		Class B				Additional		Total
	Common Stock		Common Stock		Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2016	10,000	$1	10,000	$1	—	$—	$—	$(79,022)	$(79,020)
Conversion of Class A Common Stock into Common Stock	(10,000)	(1)	—	—	10,000,000	1,000	(998)	—	1
Removal of Class B Common Stock	—	—	(10,000)	(1)	—	—	1	—	—
Repurchase of Common Stock	—	—	—	—	(2,000,000)	(200)	(199,800)	—	(200,000)
Issuance of Common Stock for conversion of note payable	—	—	—	—	138,889	14	124,986	—	125,000
Issuance of Common Stock for cash, net of offering fees	—	—	—	—	5,258,724	526	1,095,860	—	1,096,386
Net loss	—	—	—	—	—	—	—	(434,137)	(434,137)
Balance at December 31, 2017	—	—	—	—	13,397,613	1,340	1,020,049	(513,159)	508,230
Issuance of Common Stock for cash, net of offering fees	—	—	—	—	252,217	25	47,947	—	47,972
Cancellation of Common Stock	—	—	—	—	(2,250,000)	(225)	225	—	—
Stock-based compensation	—	—	—	—	—	—	14,331	—	14,331
Net loss	—	—	—	—	—	—	—	(519,840)	(519,840)
Balance at December 31, 2018	—	$—	—	$—	11,399,830	$1,140	$1,082,552	$(1,032,999)	$50,693

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statement of Cash Flows

	For the Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(519,840)	$(434,137)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	16,880	16,790
Stock-based compensation	14,331	—
Changes in assets and liabilities:
Deferred tax asset	9,826	(9,826)
Holdback receivable	196,705	(265,344)
Prepaid expenses and other current assets	(9,826)	2,000
Accounts payable and accrued expenses	29,956	9,601
Net cash flows used in operating activities	(261,968)	(680,916)
Cash flows from financing activities:
Proceeds from issuance of common stock and subscription receivable, net of offering costs	147,062	997,296
Proceeds from related party notes payable	—	250,000
Payment for repurchase of common stock	—	(200,000)
Repayment of related party notes payable	—	(270,000)
Net cash flows provided by financing activities	147,062	777,296
Net increase (decrease) in cash	(114,906)	96,380
Cash at beginning of year	135,991	39,611
Cash at end of year	$21,085	$135,991

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$12,816
Interest paid	$1,727	$5,872
Supplemental disclosure for non-cash investing and financing activities:
Stock issued for mandatory conversion of note payable	$—	$125,000

The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1. Business

Vynleads, Inc. (“Vynleads”) was incorporated as a Delaware corporation on July 15, 2015. We are a provider of health and wellness information principally targeted to people who are pre-diabetes or who have type 2 diabetes. We provide information to our customers who are seeking to make healthy choices by providing clear, generic blueprints, education, resources, and support. Our core product is our proprietary Lifestyle Blueprint, a digital guide that provides dietary recommendations for a very low calorie eight-week diet together with information focusing on what, how and how much a person eats, nutritional information and how a person’s body does and does not use food to enable our customers to continue leading a more successful lifestyle. We also offer nutritional supplements and monthly subscriptions to our proprietary newsletter which covers a wide variety of healthy living-related topics.

Our corporate headquarters are located in Rock Hill, South Carolina.

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the years ended December 31, 2018 and 2017, we have reported net losses of $519,840 and $434,137, respectively. As of December 31, 2018, our working capital was $50,693, our accumulated deficit was $1,032,999, and we had negative cash flows from operations of $261,968. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and cash receivable from our merchant, net of reserve for refunds, of $141,561, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

Our ability to meet our current and projected obligations depends on our ability to generate sufficient sales and to control expenses and will require that we seek additional capital through private and/or public financing sources. There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business. Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that judgement is involved in determining the valuation of our reserve for refunds, our holdback reserve, the fair value-based measurement of stock-based compensation, accruals and the estimated useful life of intangible assets. We evaluate our estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Financial Statements.

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $30,962 and $58,188 as of December 31, 2018 and 2017, respectively.

Intangible Assets

We evaluate the carrying value of our intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. To date, we have not recorded any impairment charges on our intangible assets.

In January 2016, we purchased an e-mail subscriber list and other related information for $50,000. We estimated the useful life of this asset to be three years from the date of acquisition and recorded amortization of $16,880 and $16,790 during the years ended December 31, 2018 and 2017.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Revenues are recognized when the Company satisfies a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

We generate revenues primarily from (i) internet content subscriptions and (ii) sales of nutritional supplements. Revenues are recognized upon the acceptance of subscription membership or shipment of nutritional supplements, provided that an order has been received or a contract executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed reasonably assured. If uncertainties regarding customer acceptance exist, we recognize revenues when those uncertainties are resolved, and title has been transferred to the customer. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Our percentages of revenue by type for years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31,
	2018	2017

Internet content subscriptions	42.9%	30.8%
Nutritional supplements	57.1%	69.2%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the years ended December 31, 2018 and 2017 were $866,865, and $1,366,064, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 and 368,111 shares for the years ended December 31, 2018 and 2017, respectively.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value.

The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

•	the stock option exercise price;
•	the expected term of the option;
•	the grant date price of our common stock, which is issuable upon exercise of the option;
•	the expected volatility of our common stock;
•	the expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future); and
•	the risk-free interest rate for the expected option term.

Expected Dividends. We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected Volatility. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option’s expected term. We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past.

Risk-Free Interest Rate. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Expected Term. For option grants subsequent to the adoption of the fair value recognition provisions of the accounting standards, the expected life of stock options granted is based on the actual vesting date and the end of the contractual term.

Stock Option Exercise Price and Grant Date Price of Common Stock. The closing market price of our common stock on the date of grant.

We are required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested. Due to the limited number of unvested options outstanding, the majority of which are held by executives and members of our Board of Directors, we have estimated a zero forfeiture rate. We will revisit this assumption periodically and as changes in the composition of the option pool dictate.

Fair Value of Financial Instruments

We follow Accounting Standards Codification 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures,” for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1 - Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 - Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

The carrying amounts of our cash, holdback receivable, subscriptions receivable, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2018 and 2017.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 - 02 Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee - also known as lessor accounting - will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

In January 2016, the FASB issued “ASU 2016 - 01 Recognition and Measurement of Financial Assets and Financial Liabilities,” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by: Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The adoption of this standard did not have a material effect on the Company's results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted Topic 606 using the modified retrospective method on January 1, 2018. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. Furthermore, we expect the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

4. Related Party Transactions

On July 15, 2015, we entered into a secured promissory note (the “CRG Note”) with CRG Finance AG (“CRG”). Mr. Sergei Stetsenko is the CEO of CRG and one of our Directors. The original principal of the CRG Note was $200,000, matured on July 15, 2025 and bore interest at the rate of 2.75% per annum. Pursuant to a Security Agreement, we pledged all of our assets as collateral pursuant to the terms of the CRG Note. The CRG Note allowed for prepayment without any prepayment penalties. From August 2015 through March 2016, we borrowed $195,000 on the CRG Note of which $50,000 was repaid during the year ended December 31, 2016. During the year ended December 31, 2017, we repaid the balance of $145,000 in principal plus accrued interest of $5,872. Following such repayment, the security interest in our assets was released. There was no outstanding obligation with respect to the CRG Note as of December 31, 2018 and 2017.

On July 31, 2017, we entered into an unsecured convertible note (the “Bezusov Note”) with Mr. Bezusov. The original principal of the Bezusov Note was $125,000, matured on January 31, 2019 and bore interest at the rate of 8% per annum. The Bezusov Note was convertible into common shares in the next equity financing conducted by us or on, or prior to the maturity date, at the sole discretion of Mr. Bezusov. The Bezusov Note allowed for prepayment without any prepayment penalties. We repaid the note in full on November 20, 2017 and Mr. Bezusov forgave the nominal interest accrued through that date. There was no outstanding obligation with respect to the Bezusov Note as of December 31, 2018 and 2017.

On July 31, 2017, we entered into an unsecured convertible note (the “Mannine Note”) with Mr. Mannine. The original principal of the Mannine Note was $125,000, matured on January 31, 2019 and bore interest at the rate of 8% per annum. The Mannine Note was convertible into common shares in the next equity financing conducted by us or on, or prior to the maturity date, at the sole discretion of Mr. Mannine. The Mannine Note allowed for prepayment without any prepayment penalties.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Mr. Mannine converted the note into 138,889 shares of common stock on December 12, 2017 in accordance with the agreement as we reached the specified benchmark for equity financing. Mr. Mannine forgave the nominal interest accrued through that date. There was no outstanding obligation with respect to the Mannine Note as of December 31, 2018 and 2017.

On October 10, 2017, we entered into a non-exclusive Strategic Financing and Corporate Development Services Agreement (the “Financing Agreement”) with CRG. Pursuant to the Financing Agreement, CRG was retained to help us with certain financing and corporate development initiatives. The initial term of the Financing Agreement was for one year effective from May 1, 2017 and provided for a cash commission of 7% of the gross proceeds of an equity financing derived from non-U.S. investors introduced to us by CRG. In addition, the Financing Agreement provided for additional compensation in the form of five-year common stock warrants equal to 7% of the total shares issued in such equity financing at an exercise price equal to the lowest price paid per share in such equity financing.

During November and December 2017, we raised $1,183,211 in gross proceeds, issuing 5,258,724 shares of common stock and accrued $82,825 in cash commissions to CRG, of which $68,309 was paid as of December 31, 2017, as part of a Private Placement. The remaining $14,516 was recorded in accounts payable and paid during 2018. In addition, as of December 31, 2017, CRG had earned 368,111 warrants, which were issued in January 2018.

During January 2018, as part of the Private Placement, we sold an additional 252,217 shares or our common stock at a price of $0.225 per share, resulting in net proceeds of $47,972 after payment of offering expenses. In connection with these additional issuances, CRG earned commissions of $1,175 and an additional 17,655 fully vested common stock warrants with an exercise price of $0.225. These additional warrants were issued to CRG on January 30, 2018.

In addition to the commission paid for Private Placement, we paid CRG $15,000 and $27,000, respectively during 2018 and 2017 in consulting fees.

Effective November 7, 2017, we filed an Amended and Restated Certificate of Incorporation, which (i) authorized a mandatory conversion of each one share of Class A shares issued and outstanding into one share of common stock, $0.0001 par value per share; (ii) the redemption and cancellation of all issued and outstanding shares of the Class B shares; (iii) the increase in the number of shares of authorized capital stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.0001 per share, which may be subdivided into one or more classes or series at the determination of the Board of Directors; and (iv) effected a 1,000:1 forward stock split immediately upon the conversion of all shares of Class A shares into common stock.

On November 20, 2017, we repurchased 2,000,000 shares of common stock from an investor for $0.10 each.

During 2017, we worked with a consultant, Matthew Mannine (“Matthew”), who is the brother of our Chief Executive Officer. We agreed to allow advertisements that Matthew suggested, with the objective of selling products of other companies, utilizing our email list (managed and maintained by us). In return, Matthew would collect revenue from those customers and pay approximately 70% of those revenues to us. During the years ended December 31, 2017, we received $4,205 from Matthew related to this relationship.

During 2018 and 2017 we paid Mr. Bezusov $73,500 and $63,300, respectively, in consulting fees pursuant to a verbal agreement with him. Such verbal agreement provides that we pay him a monthly fee of $6,125 ($8,300 in 2017). We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On January 22, 2018, Mr. Alex Mannine, our Chief Executive Officer and a member of our board of directors, returned 1,250,000 shares of common stock to us for no consideration and such shares were cancelled.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

On January 22, 2018, Mr. Sergei Stetsenko, a member of our board of directors, returned 1,000,000 shares of common stock to us for no consideration and such shares were cancelled.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG which was amended and restated an earlier agreement entered into in October 2017.  We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expires in May 2019, subject to automatic one-year renewals unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement.

As compensation under the terms of this agreement, we agreed to pay CRG Finance AG certain fees for transactions which are consummated during the term of the agreement and for a one year period following the termination of the agreement, including:

•

a fee equal to 7% of the proceeds received by us plus a warrant exercisable into 7% of the shares of our common stock at the offering price of our shares for sales by us of equity or equity-linked securities to non-U.S. Persons introduced to us by CRG Finance AG;

•

a fee equal to 1% of the total gross cash proceeds or non-cash consideration received by us, together with a five year warrant exercisable into 1% of the securities issued or to be issued by us in a business combination with a non-U.S. person first introduced to us by CRG Finance AG;

•

a fee equal to 1% of consideration received by us in any debt financing not convertible into equity, including, but not limited to, a revolving credit line or credit enhancement instrument, including on an insured or guarantee basis, with a non-U.S. Person first introduced to us by CRG Finance AG; and

•	a fee equal to 2% of any revenue-producing contract, fee-sharing arrangement, licensing, royalty or similar agreement with a non-U.S. Person first introduced to us by CRG Finance AG.

In addition to the foregoing fees, we have agreed to reimburse CRG Finance AG for its pre-approved out of pocket expenses it incurs under the terms of the agreement. The agreement contains customary confidentiality and indemnification provisions

5. Income Taxes

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely).

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, we re-measured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The re-measurement of our deferred tax assets and liabilities was offset by a change in the valuation allowance.

For the years ended December 31, 2018 and 2017 there was no provision for income taxes. Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2018, we have net operating loss carryforwards of approximately $819,000. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Our tax expense differs from the "expected" tax expense for Federal income tax purposes, computed by applying the United States Federal tax rate of 21% to loss before taxes, as follows:

	Year Ended December 31,
	2018	2017

Federal tax rate	21.0%	34.0%
State rate	5.0	5.0
Tax benefit of state rate	(1.1)	(1.7)
Valuation allowance	(24.7)	(39.5)
Effective rate	(0.2)%	(2.2)%

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	Year ended December 31,
	2018	2017
Tax benefit at the statutory rate	$(111,728)	$(140,226)
State income taxes, net of federal income tax benefit	(20,903)	(21,707)
Effect of tax rate change	—	60,664
Non-deductible expenses	599	1,732
State income tax refund	(907)	—
Other	(36,006)	—
Change in valuation allowance	168,038	89,711
Total	$(907)	$(9,826)

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	Year ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$240,735	$88,429
Book to tax difference –amortization	9,980	4,212
Stock-based compensation	3,576	—
Charitable contribution carryforward	3,355	—
Return reserve	7,725	14,518
Total gross deferred tax assets	265,371	107,159
Less: Deferred tax asset valuation allowance	(265,371)	(97,333)
Total net deferred tax assets	$—	$9,826

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of our historical earnings history, the net deferred tax asset for 2018 has been reduced based on the amount deemed recoverable from the use of loss carrybacks. The change in the valuation allowance was an increase of $168,038 and $89,711 for the years ended December 31, 2018 and 2017, respectively.

6. Note Payable to Related Party

On July 15, 2015, we entered into a secured promissory note (the “CRG Note”) with CRG Finance AG (“CRG”). Mr. Stetsenko is the CEO of CRG and one of our Directors. The original principal of the CRG Note was $200,000, matured on July 15, 2025 and bore interest at the rate of 2.75% per annum. Pursuant to a Security Agreement, we pledged all of our assets as collateral pursuant to the terms of the CRG Note. The CRG Note allowed for prepayment without any prepayment penalties. From August 2015 through March 2016, we borrowed $195,000 on the CRG Note of which $50,000 was repaid during the year ended December 31, 2016. During the year ended December 31, 2017 we repaid the balance of $145,000 in principal plus accrued interest of $5,872. Following such repayment, the security interest in our assets was released. There was no outstanding obligation with respect to the CRG Note as of December 31, 2018 and 2017.

On July 31, 2017, we entered into an unsecured convertible note (the “Bezusov Note”) with Mr. Bezusov. The original principal of the Bezusov Note was $125,000, matured on January 31, 2019 and bore interest at the rate of 8% per annum. The Bezusov Note was convertible into common shares in the next equity financing conducted by us or on, or prior to the maturity date, at the sole discretion of Mr. Bezusov. The Bezusov Note allowed for prepayment without any prepayment penalties. We repaid the note in full on November 20, 2017 and Mr. Bezusov forgave the nominal interest accrued through that date. There was no outstanding obligation with respect to the Bezusov Note as of December 31, 2018 and 2017.

On July 31, 2017, we entered into an unsecured convertible note (the “Mannine Note”) with Mr. Mannine. The original principal of the Mannine Note was $125,000, matured on January 31, 2019 and bore interest at the rate of 8% per annum. The Mannine Note was convertible into common shares in the next equity financing conducted by us or on, or prior to the maturity date, at the sole discretion of Mr. Mannine. The Mannine Note allowed for prepayment without any prepayment penalties.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Mr. Mannine converted the note into 138,889 shares of common stock on December 12, 2017 in accordance with the agreement as we reached the specified benchmark for equity financing. Mr. Mannine forgave the nominal interest accrued through that date. There was no outstanding obligation with respect to the Mannine Note as of December 31, 2018 and 2017.

7. Commitments and Contingencies

Employment Agreement

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. The initial term of the agreement expires in June 2023, subject to successive automatic one-year renewals unless a non-renewal notice is received by either party at least 90 days prior to the expiration of the then current renewal term.

Mr. Mannine’s compensation includes:

•	an annual base salary of $130,000, subject to an annual review with an increase of at least 5% per annum as determined by the board of directors;
•	an annual bonus as determined by the board of directors;
•

a grant of 10-year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share which vest upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission;

•	participation in all benefit plans we may offer our employees; and
•	20 paid vacation days annually.

Mr. Mannine's employment agreement may be terminated, and he is entitled to certain payments upon such termination, as follows:

•

if we should terminate Mr. Mannine’s employment without “cause” or if he should resign for “good reason" or if a “change of control” occurs, we are obligated to pay him a lump-sum severance payment equal to the sum of three months’ base salary, plus one month for every year he was employed and 50% of three years annual bonus (based on the prior year’s compensation);

•

if Mr. Mannine’s employment is terminated as a result of his death or disability, he is entitled to receive his base salary and a pro-rata annual bonus, if any, based on the year during which such termination is effective; or

•

if we should terminate Mr. Mannine for “cause,” or if he voluntarily terminates the agreement, he is entitled to receive his base salary only through the date of termination, and he is not be entitled to any other compensation for the calendar year during which the termination occurs or any subsequent calendar period, including, but not limited to, any annual bonus, if any, that has not already been paid.

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses.

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90.  Such warrants vest subject to certain milestones. As of December 31, 2018, 33,333 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the years ended December 31, 2018 and 2017, we have recorded stock-based compensation expense of $1,110 and $0, respectively which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

Contingencies

In April 2016, we entered into a Promotion and Royalty Agreement (the “Agreement”) with a consultant to obtain certain promotional services from him (the “Promoter”), including the use of his name and appearance. In consideration for the services rendered by the Promoter, we agreed to use commercially reasonable efforts to promote and sell a book authored by him (the “Book”) and to pay him a percentage of the sales of the Book after deductions for all direct costs of fulfilling such sales (the “Royalty”). During the course of 2017, the Promoter initiated a series of informal claims and filed unauthorized uniform commercial code financing statements (“UCC Liens”) in several states as liens against us and certain of our officers, directors, and founders, alleging non-payment for the Royalty amounts due under the Agreement. We dispute the Promoter’s claims and have determined that any and all amounts due to the Promoter under the Agreement have been paid in full. We have succeeded in removing certain of the UCC Liens and are pursuing action to remove the remaining unauthorized UCC Liens. We do not believe that the claims of the Promoter are valid in any respect.

8. Concentration of Credit Risk and Major Customers and Suppliers

None of our revenues are concentrated with any single customer composing 10% or more of our total revenues.

We purchase our inventory of herbal/natural supplements from one supplier. While we believe that we will be able to find a secondary supplier, there could be a manufacturing delay in the transition to a new supplier and such a supply interruption would materially impact our business for some period of time.

9. Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2018 and 2017, there are 11,399,830 and 13,397,613 shares of common stock outstanding, respectively and there are no shares of preferred stock issued and outstanding at either date.

Preferred Stock

Our board of directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. Our board of directors may authorize the issuance of preferred stock, which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our board of directors can fix limitations and restrictions, if any, upon the payment of dividends on both classes of our common stock to be effective while any shares of preferred stock are outstanding.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Common Stock

Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by stockholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions.

Holders of common stock are entitled to receive dividends, if and when declared by the board of directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

On January 22, 2018, Mr. Mannine returned 1,250,000 shares of common stock to us for no consideration and such shares were cancelled.

On January 22, 2018, Mr. Stetsenko returned 1,000,000 shares of common stock to us for no consideration and such shares were cancelled.

Private Placement

During January 2018, as part of the Private Placement more fully described in Note 4, we sold an additional 252,217 shares or our common stock. In connection with these additional issuances, CRG earned an additional 17,655 fully vested common stock warrants with an exercise price of $0.225. These additional warrants were issued to CRG on January 30, 2018.

Cash of $99,090 that was held in escrow as of December 31, 2017 was recorded as a subscription receivable on the accompanying Balance Sheet was subsequently received by us in January 2018.

Warrants

On October 10, 2017, we entered into the Financing Agreement with CRG, as more fully described in Note 4. In connection with the related equity financing as of December 31, 2017, CRG had earned 368,111 fully vested five-year warrants with an exercise price of $0.225. The related warrants were issued in January 2018. We determined that the warrant had an initial fair value of $34,405 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 5 years.

During January 2018, as part of the Private Placement more fully described in Note 4, CRG earned an additional 17,655 fully vested common stock warrants with an exercise price of $0.225. These additional warrants were issued to CRG on January 30, 2018. We determined that the warrant had an initial fair value of $1,670 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.51% and an expected life of 5 years.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of December 31, 2018, 33,333 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the years ended December 31, 2018 and 2017, we have recorded stock-based compensation expense of $1,110 and $0, respectively which is included in our selling, general and administrative expense on the accompanying Statements of Operations.

The following table summarizes information about the warrants earned and outstanding as of December 31, 2018 and 2017:

	2018		2017
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	368,111	$0.225	—	$—
Granted	117,655	0.364	368,111	0.225
Exercised	—	—	—	—
Forfeited	—	—
Expired	—	—
Outstanding, end of year	485,766	$0.364	368,111	$0.225
Exercisable, end of year	419,099	$0.279	368,111	$0.225

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	4.12	$0.364	419,099	$0.279

10. Stock Option Plan

In December 2017 our board of directors adopted our 2017 Equity Incentive Plan, or the “2017 Plan.” Our stockholders ratified the 2017 Plan in December 2017. The purpose of the 2017 Plan is to encourage ownership in our company by our officers, directors, employees and consultants, and to incentivize and align the interests of the plan participants with the interests of our stockholders. We have reserved 1,100,000 shares of our common stock for issuance under the 2017 Plan. Grants pursuant to the 2017 Plan may be: i) incentive stock options; ii) non-statutory stock options; iii) stock awards, including shares of our common stock and stock units; and iv) stock appreciation rights.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The board of directors or a committee of the board of directors administers the 2017 Plan. Presently, the 2017 Plan is administered by our board of directors. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or a committee of the board of directors, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of grants or any other type of award under the plan are determined by the board of directors or committee of the board of directors at the time of grant. The 2017 Plan provides that the maximum value of any award during any calendar year cannot exceed $1,000,000.

Any option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted under the 2017 Plan to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The 2017 Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any plan participant during any calendar year cannot exceed $100,000. Option awards may provide for the exercise by means of cash, consideration received by us under a broker-assisted sale and remittance program, cashless exercise, any other consideration legally permitted, or a combination of the foregoing. The 2017 Plan administrator may also determine the method of payment of the exercise price at the time the option is being exercised. Grants under the 2017 Plan are not transferrable.

Generally, options which are exercisable at the date of the plan participant’s termination from our employment or severance of the relationship with our company must be exercised within three months of the termination date; the plan administrator may extend the exercise period of the option for a separated plan participant providing that the extended date does not go beyond the original expiration date of the option. Similarly, generally options which are exercisable at the date of the plan participant’s disability or death must be exercised within six months of the termination date in the event of the disability of the plan participant or 12 months following the plan participant’s death. In our discretion, any outstanding options held by a plan participant terminated for cause may be immediately cancelled.

In the event there is a “change in control” of our company as defined in the 2017 Plan, as determined by the board of directors or the committee, we may in our discretion: i) provide for the assumption or substitution of, or adjustment (including to the number and type of shares and exercise or purchase price applicable) to, each outstanding award; ii) accelerate the vesting of options and terminate any restrictions on stock awards; and/or iii) provide for termination of awards as a result of the change in control on such terms and conditions as it deems appropriate, including providing for the cancellation of awards for a cash or other payment to the participant.

The number of shares of our common stock underlying any outstanding but unexercised option and the exercise price of that option will be proportionally adjusted in the event of a stock split, stock combinations, dividends, and similar corporate events.

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 7, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vest upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. During the year ended December 31, 2018 and 2017, we have recorded stock option expense of $13,221 and $0, respectively which is included in our selling, general and administrative expense on the accompanying Statements of Operations.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2018 and 2017:

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	—	$—
Granted	100,000	0.225	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	—	$—
Exercisable, end of year	100,000	$0.225	—	$—
Options available for future grant, end of year	1,000,000		1,100,000

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	9.94	$0.225	100,000	$0.225

11. Subsequent Events

In March 2019, we closed one of our merchant identifier (MIDS) accounts to ensure the release of cash funds held in reserve by the merchant bank. We transferred all online sales to our secondary MID and we are confident in our ability to engage a new MIDs under similar terms, as required.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to provide the reasonable assurance discussed above.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Our management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from no segregation of duties, no multiple level of review in the financial close process and lack of experienced accounting staff with expertise in the application of GAAP.  These weaknesses are primarily due to our lack of employees and qualified staff.

In order to remediate these material weaknesses in our internal control over financial reporting, we will need to:

•

create a position to segregate duties consistent with control objectives and will increase our personnel resources; and

•

hire experienced independent third parties or consultants to provide additional expert advice as needed.

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement. For fiscal year 2018, we have made efforts to mitigate these weaknesses in our internal control over financial reporting results by hiring a consultant to review our financials on a quarterly and annual basis. We believe this step will help to mitigate issues that may arise from a limited staff.

Changes in Internal Control Over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the year ended December 31, 2018.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote. The Board of Directors appoints the executive officers, and the executive officers serve at the pleasure of the Company’s Board of Directors.

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Positions
Alex J. Mannine	30	Chief Executive Officer, Secretary, Director
Stanislav Bezusov	31	Executive Vice President, Chief Technology Officer, Chief Operating Officer, Director
Sergei Stetsenko	48	Director

Alex J. Mannine. Mr. Mannine has served as a member of our board of directors and our Chief Executive Officer since co-founding our company in July 2015. Prior to founding our company, Mr. Mannine was the founder of The Iron Wing, Inc., an independent news network focused on long-term investing, retirement planning and healthy living, from December 2014 through June 2015. From 2011 through December 2013, Mr. Mannine was initially a Director of Transmedia Operations of American Lantern Press and thereafter the Director of Digital User Experience at its MoneyMetals.com, a gold and silver bullion company. Mr. Mannine received his Bachelor of Arts in Web Design & Interactive Media from The Art Institute of Charlotte in 2010. Our board of directors has concluded that based upon Mr. Mannine’s specific experience, qualifications, attributes and skills as the co-founder of both our company and The Iron Wing, Inc., Mr. Mannine should be serving as a member of the board of directors of our company.

Stanislav Bezusov. Mr. Bezusov has served as Executive Vice President, Chief Technology Officer and Chief Operations Officer of our company since co-founding the company in July 2015 and as a member of our board of directors since June 2018. From July 2015 until July 2017 Mr. Bezusov was also a member of our board of directors. From 2010 until co-founding our company in 2015, Mr. Bezusov was self-employed as a software developer. Mr. Bezusov received his BS in Applied Mathematics in 2007 and his Masters in Computer Sciences in 2008 from Vasyl Stefanyk Precarpathian National University in Ivano-Frankivsk, Ukraine. Our board of directors has concluded that based upon Mr. Bezusov’s specific experience, qualifications, attributes and skills as the co-founder of our company and a software developer, Mr. Bezusov should be serving as a member of the board of directors of our company.

Sergei Stetsenko. Mr. Stetsenko, a co-founder of our company, has been a member of our board of directors since April 2016. Since 2008 Mr. Stetsenko has been the Chief Executive Officer of CRG Finance AG, a Zug, Switzerland-based private venture capital investment company which invests in small and midsized companies in North America, Europe, Commonwealth of Independent States (CIS), Africa and Brazil. Since June 2017 he has served as a member of the board of directors of BlockchainK2 Corp. (TSXV: BITK), and since April 2017 he has served as a member of the board of directors of Greatbanks Resources Ltd. (TSXV: GTB). Our board of directors concluded that based upon his specific experience, qualifications, attributes and skills as the co-founder of our company and his senior executive positions with previous companies, Mr. Stetsenko should be serving as a director of our company.

Family Relationships

There are no family relationships between any of our directors and/or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

We have not established any committees of our board of directors, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by the board of directors as a whole. Because we do not have any independent directors, we believe that the establishment of these committees would be more form than substance.

Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our board of directors.

Also, Mr. Stetsenko, one of our directors, is considered an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our President and Chief Executive Officer and Chief Operating Officer, and which will apply to our Chief Financial Officer or any other persons performing similar functions, if and when such positions are hired by us. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2018	144,712	9,471	0	13,221	0	0	10,700	178,104
Chief Executive Officer	2017	89,200	185,610	0	0	0	0	0	274,810

Employment Agreements or Arrangements

Alex J. Mannine.  Mr. Mannine’s compensation has historically been determined by the board of directors of which he is a member. In June 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. The initial term of the agreement expires in June 2023, subject to successive automatic one-year renewals unless a non-renewal notice is received by either party at least 90 days prior to the expiration of the then current renewal term. Mr. Mannine’s compensation includes:

•	an annual base salary of $130,000, subject to an annual review with an increase of at least 5% per annum as determined by the board of directors;

•	an annual bonus as determined by the board of directors;

•

a grant of 10-year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share which vest upon the effectiveness of the registration statement of which this prospectus forms a part;

•	participation in all benefit plans we may offer our employees; and

•	20 paid vacation days annually.

Mr. Mannine's employment agreement may be terminated, and he is entitled to certain payments upon such termination, as follows:

•

if we should terminate Mr. Mannine’s employment without “cause” or if he should resign for “good reason" or if a “change of control” occurs, we are obligated to pay him a lump-sum severance payment equal to the sum of three months’ base salary, plus one month for every year he was employed and 50% of three years annual bonus (based on the prior year’s compensation);

•

if Mr. Mannine’s employment is terminated as a result of his death or disability, he is entitled to receive his base salary and a pro-rata annual bonus, if any, based on the year during which such termination is effective; or

•

if we should terminate Mr. Mannine for “cause,” or if he voluntarily terminates the agreement, he is entitled to receive his base salary only through the date of termination, and he is not be entitled to any other compensation for the calendar year during which the termination occurs or any subsequent calendar period, including, but not limited to, any annual bonus, if any, that has not already been paid.

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses.

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. Our current verbal agreement with Mr. Bezusov provides that we will pay him a monthly fee of $6,125 ($8,300 in 2017) for his services. In 2018 and 2017 we paid Mr. Bezusov $73,500 and $63,300, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Alex J. Mannine	100,000	—	—	0.225	12/6/28	—	—	—	—

Director Compensation

We have not paid any compensation to our directors as of December 31, 2018. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2018 and 2017. During 2018 and 2017, we also pay an affiliate of Mr. Stetsenko’s fees for consulting services as described in Note 4 to the Financial Statements.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

The percentage ownership information in the table below is based on 11,399,830 shares of common stock outstanding as of April 1, 2019.

Unless otherwise indicated, the business address of each person listed is in care of 596 Herrons Ferry Road, Suite 301, Rock Hill, South Carolina 29730. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner	Shares	%
Alex J. Mannine (1)	2,738,889	24.0%
Stanislav Bezusov	1,250,000	11.0%
Sergei Stetsenko (2)	1,885,766	16.5%
All officers and directors as a group (three persons) (1)(2)	5,874,655	51.5%

———————

(1)

The number of shares beneficially owned by Mr. Mannine includes 2,638,889 shares held of record by Bring Forth Good LLC, an entity over which has sole voting and dispositive control. The number of shares beneficially owned by Mr. Mannine include 100,000 shares of our common stock underlying a vested option exercisable at $0.225 per share, which expire on December 6, 2028.

(2)

The number of shares beneficially owned by Mr. Stetsenko includes 385,766 shares issuable upon the exercise of a warrant exercisable at $0.225 per share expiring in January 2023 held of record by CRG Finance AG. Mr. Stetsenko has voting and dispositive control over securities held of record by that entity.

The following table provides information as of December 31, 2018 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$0.225	1,000,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$0.225	1,000,000 (1)

———————

(1)	Shares issuable pursuant to the 2017 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2015 we borrowed $200,000 from CRG Finance AG, an entity controlled by Mr. Stetsenko, a co-founder of our company and a member of the board of directors, under the terms of a 10-year secured promissory note. We utilized these funds for working capital. The note bore interest at 2.75% per annum and was collateralized by a first position security interest in our assets. From August 2015 through March 2016, we borrowed $195,000 from CRG Finance AG, of which $50,000 was repaid during the year ended December 31, 2016, and the balance of $145,000 in principal plus accrued interest of $5,872 was repaid in 2017 utilizing a portion of the proceeds we received from the private placement of our shares of common stock.

In 2018 and 2017 we paid CRG Finance AG $15,000 and $27,000, respectively, in consulting fees.

In July 2017 we borrowed $125,000 from each of Mr. Mannine and Mr. Bezusov under the terms of identical unsecured promissory notes. The notes, which bore interest at 10% per annum, maturing 18 months from the date of issuance. Principal and interest under these notes automatically converted into shares of our common stock at such time we closed a financing of at least $1 million, or at any time at the option of the holder, at a conversion price that was equal to the lowest per share purchase price of capital stock issued in the financing. The notes also contained certain acceleration clauses upon an “acquisition event” as described in the note, which also includes a change of control of 50% or more of the outstanding equity interests of our company. In December 2017, Mr. Mannine converted the principal and interest due under his note into 138,889 shares of our common stock in full satisfaction of his note. In November 2017 we also repaid Mr. Bezusov $125,000 in full satisfaction of his note utilizing a portion of the proceeds we received from the private placement of our shares of common stock described in Note 4 to the Financial Statements. Mr. Bezusov forgave the accrued interest associated with that note.

In May 2018 we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG Finance AG, which was amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expires in May 2019, subject to automatic one-year renewals unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement.

As compensation under the terms of this agreement, we agreed to pay CRG Finance AG certain fees for transactions which are consummated during the term of the agreement and for a one year period following the termination of the agreement, including:

•

a fee equal to 7% of the proceeds received by us plus a warrant exercisable into 7% of the shares of our common stock at the offering price of our shares for sales by us of equity or equity-linked securities to non-U.S. Persons introduced to us by CRG Finance AG;

•

a fee equal to 1% of the total gross cash proceeds or non-cash consideration received by us, together with a five year warrant exercisable into 1% of the securities issued or to be issued by us in a business combination with a non-U.S. person first introduced to us by CRG Finance AG;

•

a fee equal to 1% of consideration received by us in any debt financing not convertible into equity, including, but not limited to, a revolving credit line or credit enhancement instrument, including on an insured or guarantee basis, with a non-U.S. Person first introduced to us by CRG Finance AG; and

•	a fee equal to 2% of any revenue-producing contract, fee-sharing arrangement, licensing, royalty or similar agreement with a non-U.S. Person first introduced to us by CRG Finance AG.

In addition to the foregoing fees, we have agreed to reimburse CRG Finance AG for its pre-approved out of pocket expenses it incurs under the terms of the agreement. The agreement contains customary confidentiality and indemnification provisions.

Between November 2017 and January 2018 we paid CRG Finance AG an aggregate cash fee of $84,000 and issued it a five-year warrant to purchase 385,766 shares of our common stock at an exercise price of $0.225 per share as compensation for introducing the non-U.S. Persons to us who purchased shares in our private placement described in Note 4 to the Financial Statements. The term of the warrant includes piggy-back registration rights which are exercisable at any time after the date of this prospectus.

In January 2018 Mr. Alex Mannine, our Chief Executive Officer and a member of our board of directors, returned 1,250,000 shares of common stock to us for no consideration and such shares were cancelled.

In January 2018 Mr. Sergei Stetsenko, a member of our board of directors, returned 1,000,000 shares of common stock to us for no consideration and such shares were cancelled.

Both Mr. Mannine and Mr. Stetsenko decided to return these shares to us for no consideration so that the internal valuation of our company prior to our private placement, which is described in Notes 4 and 9 to the Financial Statements, was fair to the purchasers of our shares in that offering based upon the judgment of our management in order to provide prospective investors with a greater percentage of ownership interest in the company.

Other than as disclosed above, there has been no transaction during the period covered by this report, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iii)	Any of our promoters and control persons; and
(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

We do not presently have any independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2018 and 2017. The following table shows the fees that were billed for the audit and other services provided by such firm for 2018 and 2017.

	2018	2017
Audit Fees	$26,752	$30,000
Audit-Related Fees	13,870	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,622	$30,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include fees related to our S-1 Registration Statement filed with the SEC.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2018 and 2017 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	2018-09-24	3.1
3.2	Bylaws	S-1	2018-09-24	3.2
3.3	Certificate of Validation	S-1	2018-09-24	3.3
4.1	Specimen common stock certificate	S-1	2018-09-24	4.1
4.2	Form of common stock purchase warrant issued to CRG Finance AG	S-1	2018-09-24	4.3
10.1	2017 Equity Incentive Plan++	S-1	2018-09-24	10.1
10.2	Employment Agreement dated June 14, 2018 by and between Vynleads, Inc. and Alex J. Mannine++	S-1	2018-09-24	10.2
10.3	Amended and Restated Strategic Financing & Corporate Development Services Agreement dated May 31, 2018 by and between Vynleads, Inc. and CRG Finance AG	S-1	2018-09-24	10.3
10.4	Secured promissory note dated July 15, 2015 in the principal amount of $200,000 due to CRG Finance AG	S-1	2018-09-24	10.4
10.5	Security Agreement dated July 15, 2015 by and between Vynleads, Inc. and CRG Finance AG as lender and collateral agent	S-1	2018-09-24	10.5
10.6	Convertible Note dated July 31, 2017 in the principal amount of $125,000 due to Alex J. Mannine	S-1	2018-09-24	10.6
10.7	Convertible Note dated July 31, 2017 in the principal amount of $125,000 due to Stanislav Bezusov	S-1	2018-09-24	10.7
10.8	Trademark License Agreement dated April 13, 2017 from Naturex Inc. to Constitutional Health	S-1	2018-09-24	10.11
10.9	Telemarketing Services Agreement dated November 10, 2015 by and between Vynleads, Inc. and Argo Marketing Group, Inc.	S-1	2018-09-24	10.13
10.10	Agreement dated February 20, 2017 by and between Constitutional Health and FoodScience® Corporation	S-1	2018-09-24	10.14
14.1	Code Business Conduct and Ethics	S-1	2018-09-24	14.1
31.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
32.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed

———————

++	Indicated management contract or compensatory plan.

ITEM 16.    FORM 10-K SUMMARY.

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vynleads, Inc.

By:	/s/ Alex J. Mannine
Alex J. Mannine, Chief Executive Officer Dated: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: April 1, 2019

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: April 1, 2019