Form 10-Q
period 2019-03-31
Vynleads, Inc.
filed 2019-05-15
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 10, 2019, the registrant had 11,399,830 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 10, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.    FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$37,885	$21,085
Holdback Receivable from merchant, net of reserve for refunds of $15,962 and $30,962, respectively	106,462	141,561
Prepaid expenses and other current assets	—	9,826
Total current assets	144,347	172,472
Total assets	$144,347	$172,472

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$145,701	$121,779
Total current liabilities	145,701	121,779
Total liabilities	145,701	121,779

Commitments and contingencies (See Note 5)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,399,830 shares and 11,399,830 shares issued and outstanding, respectively	1,140	1,140
Additional paid-in capital	1,103,349	1,082,552
Accumulated deficit	(1,105,843)	(1,032,999)
Total stockholders’ equity (deficit)	(1,354)	50,693
Total liabilities and stockholders’ equity (deficit)	$144,347	$172,472

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue, net of refunds and chargebacks of ($7,255) and $185,051, respectively	$119,965	$1,002,573

Costs and Expenses:
Cost of revenue	50,424	335,196
Advertising	60,141	630,149
Selling, general and administrative expense	81,589	146,751
Total costs and expenses	192,154	1,112,096
Loss from operations	(72,189)	(109,523)
Interest expense, net	(655)	—
Net loss before provision for income taxes	(72,844)	(109,523)
Provision for income taxes	—	—
Net loss	$(72,844)	$(109,523)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,399,830	12,697,651

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2017	13,397,613	$1,340	$1,020,049	$(513,159)	$508,230
Issuance of Common Stock for cash, net of offering fees	252,217	25	47,947	—	47,972
Cancellation of Common Stock	(2,250,000)	(225)	225	—	—
Stock-based compensation	—	—	111	—	111
Net loss	—	—	—	(109,523)	(109,523)
Balance at March 31, 2018 (Unaudited)	11,399,830	$1,140	$1,068,332	$(622,682)	$446,790

Balance at December 31, 2018	11,399,830	$1,140	$1,082,552	$(1,032,999)	$50,693
Stock-based compensation	—	—	143	—	143
Capital contribution	—	—	20,654	—	20,654
Net loss	—	—	—	(72,844)	(72,844)
Balance at March 31, 2019 (Unaudited)	11,399,830	$1,140	$1,103,349	$(1,105,843)	$(1,354)

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(72,844)	$(109,523)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	—	4,163
Stock-based compensation	143	111
Capital contribution from CEO’s salary	20,654	—
Changes in operating assets and liabilities and other, net	68,847	(127,907)
Net cash flows provided by (used in) operating activities	16,800	(233,156)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	47,972
Collection of subscription receivable	—	99,090
Net cash flows provided by financing activities	—	147,062
Net increase (decrease) in cash	16,800	(86,094)
Cash at beginning of year	21,085	135,991
Cash at end of year	$37,885	$49,897

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$655	$—

The accompanying notes are an integral part of these condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

2. Liquidity and Going Concern

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended March 31, 2019 and 2018, we have reported net losses of $72,844 and $109,523, respectively. As of March 31, 2019, we had a negative working capital of $1,354, our accumulated deficit was $1,105,843. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and cash receivable from our merchant, net of reserve for refunds, of $106,462, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

3. Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2019 and the results of our operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full 2019 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”).

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $15,962 and $30,962 as of March 31, 2019 and December 31, 2018, respectively.

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

In January 2016, we purchased an e-mail subscriber list and other related information for $50,000. We estimated the useful life of this asset to be three years from the date of acquisition and recorded amortization of $0 and $4,163 for the three months ended March 31, 2019 and 2018.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

Our percentages of revenue by type for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018

Internet content subscriptions	42.1%	47.0%
Nutritional supplements	57.9%	53.0%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended March 31, 2019 and 2018 were $60,141, and $630,149, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 and 485,766 shares for the three months ended March 31, 2019 and 2018, respectively.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of March 31, 2019 and December 31, 2018.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

4. Related Party Transactions

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

In addition to the commission paid for Private Placement, we paid CRG $0 and $5,000, respectively, during the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019 and 2018 we paid Mr. Bezusov $4,000 and $24,900, respectively, in consulting fees pursuant to a verbal agreement with him. Such verbal agreement provides that we pay him a monthly fee of $6,125 ($8,300 in 2018). The fees corresponding to the three months ended March 31, 2019 have been waived by Mr. Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses. Mr. Mannine contributed part of his salary totaling $20,654 for the three months ended March 31, 2019, which was recorded as an increase in paid in capital.

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90.  Such warrants vest subject to certain milestones. As of March 31, 2019 and December 31, 2018, 33,333 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended March 31, 2019 and 2018, we have recorded stock-based compensation expense of $143 and $111, respectively which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

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

6. Concentration of Credit Risk and Major Customers and Suppliers

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

7. Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of March 31, 2019 and December 31, 2018, there are 11,399,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

Cash of $99,090 that was held in escrow as of December 31, 2017 was recorded as a subscription receivable and was subsequently received by us in January 2018.

Warrants

On October 10, 2017, we entered into the Financing Agreement with CRG. In connection with the related equity financing as of December 31, 2017, CRG had earned 368,111 fully vested five-year warrants with an exercise price of $0.225. The related warrants were issued in January 2018. We determined that the warrant had an initial fair value of $34,405 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 5 years.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of March 31, 2019 and December 31, 2018, 33,333 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended March 31, 2019 and 2018, we have recorded stock-based compensation expense of $143 and $111, respectively which is included in our selling, general and administrative expense on the accompanying Statements of Operations.

The following table summarizes information about the warrants earned and outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	485,766	$0.364	368,111	$0.225
Granted	—	—	117,655	0.364
Exercised	—	—	—	—
Forfeited	—	—
Expired	—	—
Outstanding, end of year	485,766	$0.364	485,766	$0.364
Exercisable, end of year	419,099	$0.279	419,099	$0.279

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	3.87	$0.364	419,099	$0.279

8. Stock Option Plan

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 5, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three months ended March 31, 2019 and 2018.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable as of as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	—	$—
Granted	—	—	100,000	0.225
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	9.69	$0.225	100,000	$0.225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our financial statements are stated in United States Dollars and are prepared in accordance with the United States Generally Accepted Accounting Principles.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,105,843 as of March 31, 2019. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three months ended March 31, 2019 (“2019 first quarter”) compared to the three months ended March 31, 2018 (“2018 first quarter”)

Revenues

Revenues for 2019 first quarter were $119,965, a decrease of $882,608, or 88.0%, from $1,002,573 for the 2018 first quarter. The decline for the quarter was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the quarter. The reduced advertising spend also impacted the number of new customers we acquired for the quarter, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $919,942, or 82.7%, to $192,154 for the 2019 first quarter from $1,112,096 for the 2018 first quarter. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•

Cost of revenue decreased $284,772, or 85.0%, to $50,424 in the 2019 first quarter compared to $335,196 in the 2018 first quarter, and increased as a percentage of net revenue at 42.0% from 33.4%. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. Our cost of revenue as a percentage of net revenue increased in the 2019 first quarter as a result of increases in our cost per bottle of our DWDx3 supplement (due to lower order volume) and initial product pricing changes.

•

Advertising expenses decreased $570,008, or 90.5%, to $60,141 in the 2019 first quarter from $630,149 in the 2018 first quarter, and decreased as a percentage of net revenue to 50.1% from 62.9%. The decrease in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales.

•

Selling, general and administrative expenses decreased $65,162, or 44.4%, to $81,589 in the 2019 first quarter to $146,751 in the 2018 first quarter, and increased as a percentage of net revenue to 68.0% from 14.6%. The decrease in SG&A in the 2019 first quarter as compared to the 2018 first quarter is principally attributable to savings initiatives to offset the decline in revenue. During the 2019 first quarter, Mr. Mannine contributed part of his salary for $20,654, which was recorded in SG&A and as an increase in paid in capital.

Net Loss

Our net loss for the 2019 first quarter was $72,844 compared to $109,523 for the 2018 first quarter.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital at March 31, 2019 as compared to December 31, 2018.

	March 31, 2019	December 31, 2018

Total current assets	$144,347	$172,472
Total current liabilities	$145,701	$121,779
Working capital (deficit)	$(1,354)	$50,693

The reduction in total current assets between the periods primarily reflects a reduction in the holdback receivables from merchants. The increase in total current liabilities reflects an increase in accounts payable and accrued expenses. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of equity securities. During the three months ended March 31, 2019 and 2018, we have reported net losses of $72,844 and $109,523, respectively. As of March 31, 2019, we had a negative working capital of $1,354, our accumulated deficit was $1,105,843. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	March 31, 2019	March 31, 2019

Net cash provided by (used in) operating activities	$16,800	$(233,156)
Net cash provided by in investing activities	$—	$—
Net cash provided by in financing activities	$—	$147,062

The increase in cash provided by our operating activities in the 2019 first quarter as compared to the 2018 first quarter is due to a decrease in our holdback receivable and an increase in our accounts payable and accrued expenses during the 2019 period.

There was no net cash provided by or used in investing activities during the 2019 and 2018 first quarters.

Net cash provided by financing activities during the 2018 first quarter reflects proceeds from the collection of the subscription receivable from 2017 and the sale of securities by us in a private placement. There was no net cash provided by or used in investing activities during the 2019 first quarter.

Commitments and Contingencies

Information regarding our Commitments and Contingencies is contained in Note 5 to the Condensed Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that our disclosure controls and procedures were not effective due to a control deficiency.

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

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement. For fiscal years 2019 and 2018, we made efforts to mitigate these weaknesses in our internal control over financial reporting results by hiring a consultant to review our financials on a quarterly and annual basis. We believe this step will help to mitigate issues that may arise from a limited staff.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
31.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
32.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: May 15, 2019

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: May 15, 2019