Form 10-Q
period 2019-06-30
Vynleads, Inc.
filed 2019-08-12
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 12, 2019, the registrant had 11,399,830 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.    FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$36,400	$21,085
Holdback Receivable from merchant, net of reserve for refunds of $6,574 and $30,962, respectively	82,382	141,561
Prepaid expenses and other current assets	—	9,826
Total current assets	118,782	172,472
Total assets	$118,782	$172,472

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$150,194	$121,779
Total current liabilities	150,194	121,779
Total liabilities	150,194	121,779

Commitments and contingencies (See Note 5)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,399,830 shares and 11,399,830 shares issued and outstanding, respectively	1,140	1,140
Additional paid-in capital	1,135,824	1,082,552
Accumulated deficit	(1,168,376)	(1,032,999)
Total stockholders’ equity (deficit)	(31,412)	50,693
Total liabilities and stockholders’ equity (deficit)	$118,782	$172,472

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenue, net of refunds and chargebacks	$96,104	$490,500	$216,069	$1,493,073

Costs and Expenses:
Cost of revenue	42,066	332,771	92,490	667,967
Advertising	40,319	171,086	100,460	801,235
Selling, general and administrative expense	75,461	257,987	157,050	404,738
Total costs and expenses	157,846	761,844	350,000	1,873,940
Loss from operations	(61,742)	(271,344)	(133,931)	(380,867)
Interest expense, net	(791)	(642)	(1,446)	(642)
Net loss before provision for income taxes	(62,533)	(271,986)	(135,377)	(381,509)
Provision for income taxes	—	—	—	—
Net loss	$(62,533)	$(271,986)	$(135,377)	$(381,509)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average common shares outstanding, basic and diluted	11,399,830	11,399,830	11,399,830	12,045,155

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2017	13,397,613	$1,340	$1,020,049	$(513,159)	$508,230
Issuance of Common Stock for cash, net of offering fees	252,217	25	47,947	—	47,972
Cancellation of Common Stock	(2,250,000)	(225)	225	—	—
Stock-based compensation	—	—	111	—	111
Net loss	—	—	—	(109,523)	(109,523)
Balance at March 31, 2018 (Unaudited)	11,399,830	$1,140	$1,069,632	$(622,682)	$446,790
Issuance of Common Stock for cash, net of offering fees	—	—	—	—	—
Cancellation of Common Stock	—	—	—	—	—
Stock-based compensation	—	—	1,300	—	1,300
Net loss	—	—	—	(271,986)	(271,986)
Balance at June 30, 2018 (Unaudited)	11,399,830	$1,140	$1,069,632	$(894,668)	$176,104

Balance at December 31, 2018	11,399,830	$1,140	$1,082,552	$(1,032,999)	$50,693
Stock-based compensation	—	—	143	—	143
Capital contribution	—	—	20,654	—	20,654
Net loss	—	—	—	(72,844)	(72,844)
Balance at March 31, 2019 (Unaudited)	11,399,830	$1,140	$1,103,349	$(1,105,843)	$(1,354)
Stock-based compensation	—	—	143	—	143
Capital contribution	—	—	32,332	—	32,332
Net loss	—	—	—	(62,533)	(62,533)
Balance at June 30, 2019 (Unaudited)	11,399,830	$1,140	$1,135,824	$(1,168,376)	$(31,412)

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(135,377)	$(381,509)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Amortization	—	8,326
Stock-based compensation	286	1,411
Capital contribution from CEO’s salary	52,986	—
Changes in operating assets and liabilities and other, net	97,420	168,411
Net cash flows provided by (used in) operating activities	15,315	(203,361)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	47,972
Collection of subscription receivable	—	99,090
Net cash flows provided by financing activities	—	147,062
Net increase (decrease) in cash	15,315	(56,299)
Cash at beginning of year	21,085	135,991
Cash at end of year	$36,400	$79,692

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$791	$642
Supplemental disclosure of non-cash financing activities:
Cancellation of common stock	$—	$225

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

2. Liquidity and Going Concern

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the three and six months ended June 30, 2019, we have reported net losses of $62,533 and $135,377, respectively. As of June 30, 2019, we had a negative working capital of $31,412, our accumulated deficit was $1,168,376. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and cash receivable from our merchant, net of reserve for refunds, of $82,382, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

3. Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 30, 2019 and the results of our operations and cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full 2019 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $6,574 and $30,962 as of June 30, 2019 and December 31, 2018, respectively.

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

In January 2016, we purchased an e-mail subscriber list and other related information for $50,000. We estimated the useful life of this asset to be three years from the date of acquisition and recorded amortization of $0 and $8,326 for the six months ended June 30, 2019 and 2018 and $0 and $4,163 for the three months ended June 30, 2019 and 2018.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

Our percentages of revenue by type for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Internet content subscriptions	43.7%	39.9%	42.8%	44.8%
Nutritional supplements	56.3%	60.1%	57.2%	55.2%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended June 30, 2019 and 2018 were $40,319, and $171,086, respectively. Advertising costs for the six months ended June 30, 2019 and 2018 were $100,460, and $801,235, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the six months ended June 30, 2019 and 2018.

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of June 30, 2019 and December 31, 2018.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

In addition to the commission paid for Private Placement, we paid CRG $0 and $5,000, respectively, during the three months ended June 30, 2019 and 2018. We paid CRG $0 and $10,000, respectively, during the six months ended June 30, 2019 and 2018.

During the three months ended June 30, 2019 and 2018 we paid Mr. Bezusov $0 and $28,100, respectively, in consulting fees pursuant to a verbal agreement with him. During the six months ended June 30, 2019 and 2018 we paid Mr. Bezusov $0 and $53,000, respectively, in consulting fees pursuant to the same verbal agreement. Such verbal agreement provides that we pay him a monthly fee of $6,125 ($8,300 in 2018). The fees corresponding to the six months ended June 30, 2019 have been waived by Mr. Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

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

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG which was amended and restated an earlier agreement entered into in October 2017.  We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2019, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses. Mr. Mannine contributed part of his salary totaling $52,986 for the six months ended June 30, 2019, which was recorded as an increase in paid in capital.

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90.  Such warrants vest subject to certain milestones. As of June 30, 2019 and December 31, 2018, 33,333 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended June 30, 2019 and 2018, we have recorded stock-based compensation expense of $143 and $1,300, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations. During the six months ended June 30, 2019 and 2018, we have recorded stock-based compensation expense of $286 and $1,411, respectively.

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

7. Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of June 30, 2019 and December 31, 2018, there are 11,399,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of June 30, 2019 and December 31, 2018, 33,333 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended June 30, 2019 and 2018, we have recorded stock-based compensation expense of $143 and $1,300, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations. During the six months ended June 30, 2019 and 2018, we have recorded stock-based compensation expense of $286 and $1,411, respectively.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

The following table summarizes information about the warrants earned and outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	485,766	$0.364	368,111	$0.225
Granted	—	—	117,655	0.364
Exercised	—	—	—	—
Forfeited	—	—
Expired	—	—
Outstanding, end of year	485,766	$0.364	485,766	$0.364
Exercisable, end of year	419,099	$0.279	419,099	$0.279

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	3.87	$0.364	419,099	$0.279

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 5, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the six months ended June 30, 2019. During the six months ended June 30, 2018, we recorded stock option expense of $1,058.

The following table summarizes information about stock options outstanding and exercisable as of as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	—	$—
Granted	—	—	100,000	0.225
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	9.69	$0.225	100,000	$0.225

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,168,376 as of June 30, 2019. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Revenues

Revenue decreased by $394,396 and by $1,277,004, or 80.4% and 85.5%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The decline for the second quarter and the first six months was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the second quarter and the first six months of 2019. The reduced advertising spend also impacted the number of new customers we acquired for the quarter, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $603,998 and $1,523,940, or 79.3% and 81.3%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•

Cost of revenue decreased $290,705 and $575,477, or 87.4% and 86.2%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. Cost of revenue also decreased as a percentage of net revenue at 43.8% from 67.8% in the second quarter and at 42.8% from 44.7% for the first six months of 2019, compared to the same periods in 2018. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. Our cost of revenue as a percentage of net revenue decreased in the second quarter and first six months of 2019 principally attributable to subcontracted labor engaged during the same periods in 2018.

•

Advertising expenses decreased $130,767 and $700,775, or 76.4% and 87.5%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. Advertising also increased as a percentage of net revenue to 42.0% from 34.9% in the second quarter and decreased at 46.5% from 53.7% for the first six months of 2019, compared to the same periods in 2018. The increase in advertising expenses as a percentage of our net revenues in the second quarter is the result of our testing different advertising campaigns. The decrease in advertising expenses as a percentage of our net revenues during the first six months of 2019 is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales.

•

Selling, general and administrative expenses decreased $182,526 and $247,688, or 70.8% and 61.2%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The decrease in SG&A in the second quarter and first six months of 2019 as compared to the same periods in 2018 is principally attributable to savings initiatives to offset the decline in revenue. During the second quarter and first six months of 2019, Mr. Mannine contributed part of his salary for $32,332 and $52,986, respectively, which was recorded in SG&A and as an increase in paid in capital.

Net Loss

Our net loss for the second quarter of 2019 was $62,533 compared to $271,986 for the second quarter of 2018. Our net loss for the first six months of 2019 was $135,377 compared to $381,509 for the first six months of 2018.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital at June 30, 2019 as compared to December 31, 2018.

	June 30, 2019	December 31, 2018

Total current assets	$118,782	$172,472
Total current liabilities	$150,194	$121,779
Working capital (deficit)	$(31,412)	$50,693

The reduction in total current assets between the periods primarily reflects a reduction in the holdback receivables from merchants. The increase in total current liabilities reflects an increase in accounts payable and accrued expenses. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of equity securities. During the six months ended June 30, 2019 and 2018, we have reported net losses of $62,533 and $271,986, respectively. As of June 30, 2019, we had a negative working capital of $31,412, our accumulated deficit was $1,168,376. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	June 30, 2019	June 30, 2018

Net cash provided by (used in) operating activities	$15,315	$(203,361)
Net cash provided by in investing activities	$—	$—
Net cash provided by in financing activities	$—	$147,062

The increase in cash provided by our operating activities in the 2019 second quarter as compared to the 2018 second quarter is due to a decrease in our holdback receivable and an increase in our accounts payable and accrued expenses during the 2019 period.

There was no net cash provided by or used in investing activities during the 2019 and 2018 second quarters.

Net cash provided by financing activities during the 2018 second quarter reflects proceeds from the collection of the subscription receivable from 2017 and the sale of securities by us in a private placement. There was no net cash provided by or used in investing activities during the 2019 second quarter.

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: August 12, 2019

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: August 12, 2019