Form 10-K
period 2019-12-31
Vynleads, Inc.
filed 2020-06-11
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vynleads, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-227499	47-4584272
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Address of Principal Executive Office: 596 Herrons Ferry Road, Suite 301, Rock Hill, SC 29730

Registrant’s telephone number, including area code: (845) 745-0981

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 8, 2020, the registrant had 11,399,830 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 8, 2020.

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

Vynleads' flagship brand, “Done with Diabetes” (DWD), was introduced in 2016. Since its inception, DWD has acquired more than 28,000 paying members and generated more than $8M in gross revenues since its launch date on March 8, 2016. Vynleads plans to expand its Lifestyle Blueprint model, which powers DWD, across a range of verticals, with a focus on health and wellness support, and chronic illness management.

Vynleads' global health mission aims to revolutionize the preventative care environment around the world and to help keep members with chronic illness out of the emergency room.

The social purpose and intention of Vynleads, Inc. is to provide life-improving health and wellness information and products to members with chronic health concerns. We are a health and wellness information company that leverages online properties for the intended purpose of providing a quality and convenient experience for our members and offering our brands a means to grow globally. The technology, information, and structure behind each of our brands plans to focuses on the pain points for individuals who are struggling with health-related issues. Our goal is to help these individuals maintain optimal health with a combination of resources, support, guidance, and products.

Additional information about Vynleads is available at www.vynleads.com.  Details about the DWD Protocol are available online at www.dwdprotocol.com and www.wearedwd.com.

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

Marketing and sales

We sell products on our websites at www.constitutionalhealth.com and www.dwdprotocol.com. We utilize digital media, primarily paid search, paid social, affiliate marketing and display advertising to drive traffic to our web site. We also use social networking sites, including Facebook, Twitter, and various blogs. In 2019 and 2018 we spent $238,002 and $866,865, respectively, on advertising.

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

Employees

At June 8, 2020, we had one employee including our chief executive officer.

Properties

We rent executive office space on a month to month basis under a co-working agreement with an unrelated third party at a monthly fee of $200.

ITEM 1A. RISK FACTORS

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, there has been a significant reduction in demand for our products and services.  If the reduced demand continues for a prolonged period, the Company’s business, financial condition, results of operation and liquidity may be materially and adversely affected. The Company’s operations also may be adversely affected if significant portions of the Company’s workforce are unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with future waves of COVID-19 pandemic.

The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operation and liquidity will depend on future developments, which are uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its strategic goals.

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

At December 31, 2019, we have outstanding warrants to purchase an aggregate of 485,766 shares of our common stock expiring between January 2023 and March 2023, with exercise prices ranging from $0.225 to $0.90 per share, including warrants to purchase 100,000 shares of our common stock which is exercisable on a cashless basis. As of December 31, 2019, 452,432 warrants have vested.

Also, as of December 31, 2019, there were 100,000 vested stock options outstanding with an exercise price of $0.225. The stock options expire on December 6, 2028.

Holders

We have 54 stockholders of record holding 11,399,830 shares of our common stock as of June 8, 2020.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2019 and 2018. Information concerning the fiscal year ended December 31, 2017 (“2017”) and a comparison of 2018 and 2017 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10‑K for 2018, filed with the SEC on April 1, 2019.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,336,067 as of December 31, 2019. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2019 compared to the year fiscal ended December 31, 2018

Revenues

Revenues for 2019 were $396,691, a decrease of $1,426,608, or 78.2%, from $1,823,299 in 2018. Quarterly revenue has decreased in each 2019 quarter. The decline in each quarter was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the year. The reduced advertising spend also impacted the number of new customers we acquired for the year, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $1,647,035, or 70.3%, to $695,284 in 2019 from $2,342,319 in 2018. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•

Cost of revenue decreased $539,581, or 75.1%, to $179,066 in 2019 compared to $718,647 in 2018, and slightly increased as a percentage of net revenue at 45.1% from 39.4%. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers.

•

Advertising expenses decreased $628,863, or 72.5%, to $238,002 in 2019 from $866,865 in 2018, and increased as a percentage of net revenue to 60% from 47.5%. The increase in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale increasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales.

•

Selling, general and administrative expenses decreased $478,591, or 63.2%, to $278,216 in 2019 from $756,807 in 2018, and increased as a percentage of net revenue to 70.1% from 41.5%. The decrease in SG&A in 2019 as compared to 2018 is principally attributable to a reduction in advisory and professional fees and software development costs. In 2019, Mr. Mannine contributed part of his salary for $116,442, which was recorded in SG&A and as an increase in paid in capital.

Net Loss

Our net loss for the year ended December 31, 2019 was $303,068 compared to $519,840 for the year ended December 31, 2018.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital at December 31, 2019 as compared to December 31, 2018.

	December 31, 2019	December 31, 2018

Total current assets	$112,395	$172,472
Total current liabilities	$247,757	$121,779
Working capital (deficit)	$(135,362)	$50,693

The reduction in total current assets between the periods primarily reflects a reduction in cash and holdback receivables from merchants. The increase in total current liabilities reflects an increase in accounts payable and accrued expenses and notes payable. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of equity securities. During the years ended December 31, 2019 and 2018, we have reported net losses of $303,068 and $519,840, respectively. As of December 31, 2019, our working capital was a deficit of $135,362, our accumulated deficit was $1,336,067, and we had negative cash flows from operations of $32,690. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	December 31, 2019	December 31, 2018

Net cash used in operating activities	$(32,690)	$(261,968)
Net cash provided by (used in) in investing activities	$—	$—
Net cash provided by in financing activities	$75,000	$147,062

We used cash in our operating activities during 2019 and 2018 primarily to fund our net loss, offset by an increase in our accounts payable and accrued expenses.

The decrease in cash used in our operating activities in 2019 as compared to 2018 is due to a decrease in our holdback receivable, an increase in our accounts payable and accrued expenses, and increase in contribution of salary by the CEO during the 2019 period.

There was no net cash provided by or used in investing activities during 2019 and 2018.

Net cash provided by financing activities during 2019 reflects proceeds from notes payable. Net cash provided by financing activities during 2018 primarily reflects the sale of securities by us in a private placement and proceeds of loans from related parties, offset by repayments of those loans and the repurchase of shares of our common stock from a stockholder.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2018

Boynton Beach, Florida

June 11, 2020

Vynleads, Inc.

Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$63,395	$21,085
Accounts receivable	635	—
Holdback Receivable from merchant, net of reserve for refunds of $3,111 and $30,962 as of December 31, 2019 and 2018, respectively	45,284	141,561
Prepaid expenses and other current assets	3,081	9,826
Total current assets	112,395	172,472
Total assets	$112,395	$172,472

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$172,757	$121,779
Notes payable	75,000	—
Total current liabilities	247,757	121,779
Total liabilities	247,757	121,779

Commitments and contingencies (See Note 7)

Stockholders' equity (deficit):
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,399,830 shares and 13,399,830 shares issued and outstanding as of December 31, 2019 and December 31, 2018	1,140	1,140
Additional paid-in capital	1,199,565	1,082,552
Accumulated deficit	(1,336,067)	(1,032,999)
Total stockholders’ equity (deficit)	(135,362)	50,693
Total liabilities and stockholders’ equity (deficit)	$112,395	$172,472

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

	For the Years Ended December 31,
	2019	2018

Revenue, net of refunds and chargebacks of $12,367 and $308,874 for the years ended December 31, 2019 and 2018, respectively	$396,691	$1,823,299

Costs and Expenses:
Cost of revenue	179,066	718,647
Advertising	238,002	866,865
Selling, general and administrative expense	278,216	756,807
Total costs and expenses	695,284	2,342,319
Loss from operations	(298,593)	(519,020)
Interest expense, net	(3,416)	(1,727)
Net loss before provision for income taxes	(302,009)	(520,747)
Income tax (expense) benefit	(1,059)	907
Net loss	$(303,068)	$(519,840)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted	11,399,830	11,719,841

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Class A		Class B				Additional		Total
	Common Stock		Common Stock		Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2017	—	$—	—	$—	13,397,613	$1,340	$1,020,049	$(513,159)	$508,230
Issuance of Common Stock for cash, net of offering fees	—	—	—	—	252,217	25	47,947	—	47,972
Cancellation of Common Stock	—	—	—	—	(2,250,000)	(225)	225	—	—
Stock-based compensation	—	—	—	—	—	—	14,331	—	14,331
Net loss	—	—	—	—	—	—	—	(519,840)	(519,840)
Balance at December 31, 2018	—	—	—	—	11,399,830	1,140	1,082,552	(1,032,999)	50,693
Stock-based compensation	—	—	—	—	—	—	571	—	571
Capital contribution	—	—	—	—	—	—	116,442	—	116,442
Net loss	—	—	—	—	—	—	—	(303,068)	(303,068)
Balance at December 31, 2019	—	$—	—	$—	11,399,830	$1,140	$1,199,565	$(1,336,067)	$(135,362)

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statement of Cash Flows

	For the Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(303,068)	$(519,840)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	—	16,880
Stock-based compensation	571	14,331
Capital contribution from CEO’s salary	116,442	—
Changes in assets and liabilities:
Deferred tax asset	—	9,826
Accounts receivable	(635)	—
Holdback receivable	96,277	196,705
Prepaid expenses and other current assets	6,745	(9,826)
Accounts payable and accrued expenses	50,978	29,956
Net cash flows used in operating activities	(32,690)	(261,968)
Cash flows from financing activities:
Proceeds from issuance of common stock and subscription receivable, net of offering costs	—	147,062
Proceeds from notes payable	75,000	—
Net cash flows provided by financing activities	75,000	147,062
Net increase (decrease) in cash	42,310	(114,906)
Cash at beginning of year	21,085	135,991
Cash at end of year	$63,395	$21,085

Supplemental disclosure of cash flow information:
Income taxes paid	$1,140	$113
Interest paid	$3,416	$1,727

The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

2. Liquidity and Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the years ended December 31, 2019 and 2018, we have reported net losses of $303,068 and $519,840, respectively. As of December 31, 2019, our working capital deficit was $135,362, our accumulated deficit was $1,336,067, and we had negative cash flows from operations of $32,690. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and cash receivable from our merchant, net of reserve for refunds, of $45,284, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $3,111 and $30,962 as of December 31, 2019 and 2018, respectively.

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

In January 2016, we purchased an e-mail subscriber list and other related information for $50,000. We estimated the useful life of this asset to be three years from the date of acquisition and recorded amortization of $0 and $16,880 during the years ended December 31, 2019 and 2018.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Our percentages of revenue by type for years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018

Internet content subscriptions	43.7%	42.9%
Nutritional supplements	56.3%	57.1%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the years ended December 31, 2019 and 2018 were $238,002 and $866,865, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the years ended December 31, 2019 and 2018.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The carrying amounts of our cash, holdback receivable, subscriptions receivable, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2019 and 2018.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 - 02 Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee - also known as lessor accounting - will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this standard did not have any effect on the Company's results of operations, cash flows or financial condition.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 provide for simplified accounting to several income tax situations and removal of certain accounting exceptions. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those periods. We do not expect the impact of the adoption of ASU 2019-12 to have a material effect on the Company's results of operations, cash flows or financial condition.

4. Related Party Transactions

On October 10, 2017, we entered into a non-exclusive Strategic Financing and Corporate Development Services Agreement (the “Financing Agreement”) with CRG, an entity controlled by Mr. Stetsenko, a co-founder of our Company and a member of the board of directors. Pursuant to the Financing Agreement, CRG was retained to help us with certain financing and corporate development initiatives. The initial term of the Financing Agreement was for one year effective from May 1, 2017 and provided for a cash commission of 7% of the gross proceeds of an equity financing derived from non-U.S. investors introduced to us by CRG. In addition, the Financing Agreement provided for additional compensation in the form of five-year common stock warrants equal to 7% of the total shares issued in such equity financing at an exercise price equal to the lowest price paid per share in such equity financing.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

In addition to the commission paid for Private Placement, we paid CRG $0 and $15,000, respectively during 2019 and 2018 in consulting fees.

During 2019 and 2018 we paid Mr. Bezusov $2,500 and $73,500, respectively, in consulting fees pursuant to a verbal agreement with him. Such verbal agreement provides that we pay him a monthly fee of $6,125 ($8,300 in 2017). We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

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

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG, an entity controlled by Mr. Stetsenko, a co-founder of our Company and a member of the board of directors, which amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2019 and was renewed for an additional year. The agreement is subject to automatic one-year renewals unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement.

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

In addition to the foregoing fees, we have agreed to reimburse CRG Finance AG for its pre-approved out of pocket expenses it incurs under the terms of the agreement. The agreement contains customary confidentiality and indemnification provisions

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5. Income Taxes

For the year ended December 31, 2019 the provision for income taxes was $1,059. For the year ended December 31, 2018 there was no provision for income taxes. Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2019, we have net operating loss carryforwards of approximately $1,202,442. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Our tax expense differs from the "expected" tax expense for Federal income tax purposes, computed by applying the United States Federal tax rate of 21% to loss before taxes, as follows:

	Year Ended December 31,
	2019	2018

Federal tax rate	21.0%	21.0%
State rate	5.0	5.0
Tax benefit of state rate	(1.1)	(1.1)
Valuation allowance	(24.0)	(24.7)
Effective rate	0.9%	0.2%

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	Year ended December 31,
	2019	2018
Tax benefit at the statutory rate	$(63,411)	$(111,728)
State income taxes, net of federal income tax benefit	(10,868)	(20,903)
Effect of tax rate change	—	—
Non-deductible expenses	—	599
State income tax refund	—	(907)
Other	(23,988)	(36,006)
Change in valuation allowance	99,326	168,038
Total	$1,059	$(907)

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2019 and 2018, are as follows:

	Year ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$347,699	$240,735
Book to tax difference –amortization	9,149	9,980
Stock-based compensation	776	3,576
Charitable contribution carryforward	3,718	3,355
Return reserve	3,355	7,725
Total gross deferred tax assets	364,697	265,371
Less: Deferred tax asset valuation allowance	(364,697)	(265,371)
Total net deferred tax assets	$—	$—

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

Because of our historical earnings history, the net deferred tax asset for 2019 has been reduced based on the amount deemed recoverable from the use of loss carrybacks. The change in the valuation allowance was an increase of $99,326 and $168,038 for the years ended December 31, 2019 and 2018, respectively.

6. Notes Payable

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at December 31, 2019 and 2018 is $295 and $0, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at December 31, 2019 and 2018 is $140 and $0, respectively. This note is currently in default.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses. Mr. Mannine contributed part of his salary totaling $116,442 for the year ended December 31, 2019, which was recorded as an increase in paid in capital.

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90.  Such warrants vest subject to certain milestones. As of December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the years ended December 31, 2019 and 2018, we have recorded stock-based compensation expense of $571 and $1,110, respectively which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

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

9. Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2019 and 2018, there are 11,399,830 shares of common stock outstanding, respectively and there are no shares of preferred stock issued and outstanding at either date.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Private Placement

During January 2018, as part of the Private Placement more fully described in Note 4, we sold an additional 252,217 shares of our common stock for cash of $47,972. In connection with these additional issuances, CRG earned an additional 17,655 fully vested common stock warrants with an exercise price of $0.225. These additional warrants were issued to CRG on January 30, 2018.

Cash of $99,090 that was held in escrow as of December 31, 2017 was recorded as a subscription receivable on the accompanying Balance Sheet and was subsequently received by us in January 2018.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the years ended December 31, 2019 and 2018, we have recorded stock-based compensation expense of $571 and $1,110, respectively which is included in our selling, general and administrative expense on the accompanying Statements of Operations.

The following table summarizes information about the warrants earned and outstanding as of December 31, 2019 and 2018:

	2019		2018
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	485,766	$0.364	368,111	$0.225
Granted	—	—	117,655	0.364
Exercised	—	—	—	—
Forfeited	—	—
Expired	—	—
Outstanding, end of year	485,766	$0.364	485,766	$0.364
Exercisable, end of year	452,432	$0.324	419,099	$0.279

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	4.12	$0.364	452,432	$0.324

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 7, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vest upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. During the year ended December 31, 2019 and 2018, we have recorded stock option expense of $571 and $13,221, respectively which is included in our selling, general and administrative expense on the accompanying Statements of Operations. The intrinsic value of outstanding options is $0 at December 31, 2019.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2019 and 2018:

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	—	$—
Granted	—	—	100,000	0.225
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	8.54	$0.225	100,000	$0.225

11. Subsequent Events

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. The extent of the COVID-19 impacts will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees), and the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was necessary to support the Company’s ongoing operations. Under the PPP, the Company could obtain a U.S. Small Business Administration loan in an amount equal to the average of the Company’s monthly payroll costs (as defined under the PPP) for calendar 2019 multiplied by 2.5 (approximately 10 weeks of payroll costs). Section 1106 of the CARES Act contains provisions for the forgiveness of all or a portion of a PPP loan, subject to the satisfaction of certain requirements.  The amount eligible for forgiveness is, subject to certain limitations, the sum of the Company’s payroll costs, rent and utilities paid by the Company during the eight-week period beginning on the funding date of the PPP loan.

On April 20, 2020, the Company closed on a PPP loan in the amount of $27,000, which was funded on May 5, 2020.

On April 14, 2020, the Company received an advance in the amount of $2,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Our management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from no segregation of duties, no multiple level of review in the financial close process and lack of experienced accounting staff with expertise in the application of GAAP.  These weaknesses are primarily due to our lack of employees and qualified staff.

In order to remediate these material weaknesses in our internal control over financial reporting, we will need to:

•

create a position to segregate duties consistent with control objectives and will increase our personnel resources; and

•

hire experienced independent third parties or consultants to provide additional expert advice as needed.

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement. For fiscal year 2019, we have made efforts to mitigate these weaknesses in our internal control over financial reporting results by hiring a consultant to review our financials on a quarterly and annual basis. We believe this step will help to mitigate issues that may arise from a limited staff.

Changes in Internal Control Over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the year ended December 31, 2019.

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Positions
Alex J. Mannine	31	Chief Executive Officer, Secretary, Director
Stanislav Bezusov	32	Executive Vice President, Chief Technology Officer, Chief Operating Officer, Director
Sergei Stetsenko	49	Director

Alex J. Mannine. Mr. Mannine has served as a member of our board of directors and our Chief Executive Officer since co-founding our company in July 2015. Prior to founding our company, Mr. Mannine was the founder of The Iron Wing, Inc., an independent news network focused on long-term investing, retirement planning and healthy living, from December 2014 through June 2015. From 2011 through December 2013, Mr. Mannine was initially a Director of Transmedia Operations of American Lantern Press and thereafter the Director of Digital User Experience at its MoneyMetals.com, a gold and silver bullion company. Mr. Mannine received his Bachelor of Arts in Web Design & Interactive Media from The Art Institute of Charlotte in 2010. Our board of directors has concluded that based upon Mr. Mannine’s specific experience, qualifications, attributes and skills as the co-founder of both our company and The Iron Wing, Inc., Mr. Mannine is serving as a member of the board of directors of our company.

Stanislav Bezusov. Mr. Bezusov has served as Executive Vice President, Chief Technology Officer and Chief Operations Officer of our company since co-founding the company in July 2015 and as a member of our board of directors since June 2018. From July 2015 until July 2017 Mr. Bezusov was also a member of our board of directors. From 2010 until co-founding our company in 2015, Mr. Bezusov was self-employed as a software developer. Mr. Bezusov received his BS in Applied Mathematics in 2007 and his Masters in Computer Sciences in 2008 from Vasyl Stefanyk Precarpathian National University in Ivano-Frankivsk, Ukraine. Our board of directors has concluded that based upon Mr. Bezusov’s specific experience, qualifications, attributes and skills as the co-founder of our company and a software developer, Mr. Bezusov is serving as a member of the board of directors of our company.

Sergei Stetsenko. Mr. Stetsenko, a co-founder of our company, has been a member of our board of directors since April 2016. Since 2008 Mr. Stetsenko has been the Chief Executive Officer of CRG Finance AG, a Zug, Switzerland-based private venture capital investment company which invests in small and midsized companies in North America, Europe, Commonwealth of Independent States (CIS), Africa and Brazil. Since June 2017 he has served as a member of the board of directors of BlockchainK2 Corp. (TSXV: BITK), and since April 2017 he has served as a member of the board of directors of Greatbanks Resources Ltd. (TSXV: GTB). Our board of directors concluded that based upon his specific experience, qualifications, attributes and skills as the co-founder of our company and his senior executive positions with previous companies, Mr. Stetsenko is serving as a director of our company.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2019	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer	2018	144,712	9,471	0	13,221	0	0	10,700	178,104

Employment Agreements or Arrangements

Alex J. Mannine.  Mr. Mannine’s compensation has historically been determined by the board of directors of which he is a member. In June 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. The initial term of the agreement expires in June 2023, subject to successive automatic one-year renewals unless a non-renewal notice is received by either party at least 90 days prior to the expiration of the then current renewal term. Mr. Mannine’s compensation includes:

•	an annual base salary of $130,000, subject to an annual review with an increase of at least 5% per annum as determined by the board of directors;

•	an annual bonus as determined by the board of directors;

•	a grant of 10-year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share which vest upon the effectiveness of the registration statement;

•	participation in all benefit plans we may offer our employees; and

•	20 paid vacation days annually.

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

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. Our current verbal agreement with Mr. Bezusov provides that we will pay him a monthly fee of $6,125 for his services. In 2019 and 2018 we paid Mr. Bezusov $2,500 and $73,500, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

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

Director Compensation

We have not paid any compensation to our directors as of December 31, 2019. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2019 and 2018. During 2018, we also paid an affiliate of Mr. Stetsenko’s fees for consulting services as described in Note 4 to the Financial Statements.

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

The percentage ownership information in the table below is based on 11,399,830 shares of common stock outstanding as of June 8, 2020.

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

The following table provides information as of December 31, 2019 about the Company’s equity compensation plans.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In July 2015 we borrowed $200,000 from CRG Finance AG, an entity controlled by Mr. Stetsenko, a co-founder of our company and a member of the board of directors. In 2019 and 2018 we paid CRG Finance AG $0 and $15,000, respectively, in consulting fees.

In May 2018 we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG Finance AG, an entity controlled by Mr. Stetsenko, a co-founder of our company and a member of the board of directors, which amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2019 and was renewed for an additional year. The agreement is subject to automatic one-year renewals unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2019 and 2018. The following table shows the fees that were billed for the audit and other services provided by such firm for 2019 and 2018.

	2019	2018
Audit Fees	$21,893	$26,752
Audit-Related Fees	—	13,870
Tax Fees	—	—
All Other Fees	—	—
Total	$21,893	$40,622

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2019 and 2018 were pre-approved by the entire Board of Directors.

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
Alex J. Mannine, Chief Executive Officer Dated: June 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: June 11, 2020

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: June 11, 2020