Form 10-Q
period 2020-03-31
Vynleads, Inc.
filed 2020-06-29
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of June 26, 2020, the registrant had 11,399,830 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market has been established as of June 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current Assets:
Cash	$23,408	$63,395
Accounts Receivable	635	635
Holdback Receivable from merchant, net of reserve for refunds of $1,670 and $3,111, respectively	47,879	45,284
Prepaid Expenses and other current assets	81	3,081
Total current assets	72,003	112,395
Total assets	$72,003	$112,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$202,821	$172,757
Notes Payable	75,000	75,000
Total current liabilities	277,821	247,757
Total liabilities	277,821	247,757

Commitments and contingencies (See Note 6)

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,399,830 shares and 11,399,830 shares issued and outstanding, respectively	1,140	1,140
Additional paid-in capital	1,199,621	1,199,565
Accumulated deficit	(1,406,579)	(1,336,067)
Total stockholders' deficit	(205,818)	(135,362)
Total liabilities and stockholders' deficit	$72,003	$112,395

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue, net of refunds and chargebacks of $994 and ($7,255), respectively	$23,388	$119,965

Cost and Expenses:
Cost of Revenue	18,374	50,424
Advertising	267	60,141
Selling, general and administrative expense	73,169	81,589
Total costs and expenses	91,810	192,154
Loss from operations	(68,422)	(72,189)
Interest expense, net	(1,982)	(655)
Net loss before provision for income taxes	(70,404)	(72,844)
Income tax expense	(108)	—
Net loss	$(70,512)	$(72,844)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,399,830	11,399,830

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance at December 31, 2018	11,399,830	$1,140	$1,082,552	$(1,032,999)	$50,693
Stock-based compensation	—	—	143	—	143
Capital Contribution	—	—	20,654	—	20,654
Net Loss for the three months ended March 31, 2019	—	—	—	(72,844)	(72,844)
Balance at March 31, 2019 (Unaudited)	11,399,830	$1,140	$1,103,349	$(1,105,843)	$(1,354)

Balance at December 31, 2019	11,399,830	$1,140	$1,199,565	$(1,336,067)	$(135,362)
Stock-based compensation	—	—	56	—	56
Net Loss for the three months ended March 31, 2020	—	—	—	(70,512)	(70,512)
Balance at March 31, 2020 (Unaudited)	11,399,830	$1,140	$1,199,621	$(1,406,579)	$(205,818)

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(70,512)	$(72,844)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Stock-based compensation	56	143
Capital contribution from CEO's salary	—	20,654
Changes in operating assets and liabilities and other, net	30,469	68,847
Net cash flows provided by (used in) operating activities	(39,987)	16,800

Net increase (decrease) in cash	(39,987)	16,800
Cash at beginning of period	63,395	21,085
Cash at end of period	$23,408	$37,885

Supplemental disclosure of cash flow information:
Income taxes paid	$108	$—

Interest paid	$1,050	$655

The accompanying notes are an integral part of these condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.

Business

Vynleads, Inc. (“Vynleads”) was incorporated as a Delaware corporation on July 15, 2015. We are a provider of health and wellness information principally targeted to people who have prediabetes or type 2 diabetes. We provide information to our customers who are seeking to make healthy choices by providing clear, generic blueprints, education, resources, and support. Our core product is our proprietary Lifestyle Blueprint, a digital guide that provides dietary recommendations for a very low calorie eight-week diet together with information focusing on what, how and how much a person eats, nutritional information and how a person’s body does and does not use food to enable our customers to continue leading a more successful lifestyle. We also offer nutritional supplements and monthly subscriptions to our proprietary newsletter which covers a wide variety of healthy living-related topics.

Our corporate headquarters are located in Rock Hill, South Carolina.

2.

Liquidity and Going Concern

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended March 31, 2020 and 2019, we have reported net losses of $70,512 and $72,844, respectively. As of March 31, 2020, we had a negative working capital of $205,818, our accumulated deficit was $1,406,579. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and cash receivable from our merchant, net of reserve for refunds, of $47,879, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

3.

Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2020 and the results of our operations and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full 2020 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $1,670 and $3,111 as of March 31, 2020 and December 31, 2019, respectively.

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

In January 2016, we purchased an e-mail subscriber list and other related information for $50,000. We estimated the useful life of this asset to be three years from the date of acquisition and recorded amortization of $0 for the three months ended March 31, 2020 and 2019.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three ended March 31, 2020 and 2019. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

Our percentages of revenue by type for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Internet content subscriptions	16.8%	42.1%
Nutritional supplements	83.2%	57.9%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended March 31, 2020 and 2019 were $267, and $60,141, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the three months ended March 31, 2020 and 2019.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of March 31, 2020 and December 31, 2019.

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

During the three months ended March 31, 2020 and 2019 we paid Mr. Bezusov $2,000 and $4,000, respectively, in consulting fees pursuant to a verbal agreement with him. Such verbal agreement provides that we pay him a monthly fee of $6,125 ($8,300 in 2018). The fees corresponding to the three months ended March 31, 2020 have been waived by Mr. Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG which was amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2019, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement. The agreement was renewed in May 2020.

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

5.

Notes Payable

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at March 31, 2020 and December 31, 2019 is $911 and $295, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at March 31, 2020 and December 31, 2019 is $455 and $140, respectively. This note is currently in default.

6.

Commitments and Contingencies

Employment Agreement

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. The initial term of the agreement expires in June 2023, subject to successive automatic one- year renewals unless a non-renewal notice is received by either party at least 90 days prior to the expiration of the then current renewal term.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

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

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of March 31, 2020 and December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended March 31, 2020 and 2019, we have recorded stock-based compensation expense of $56 and $143, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

7.

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

8.

Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of March 31, 2020 and December 31, 2019, there are 11,399,830 and 11,399,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

Consulting Agreement

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”). Primoris has been granted a total of 200,000 common shares at a fair value of $0.225 per share. The 200,000 shares were issuable on February 12, 2020. 100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public. The Company has recorded $5,625 of expenses related to the fair value of shares to be issued as of March 31, 2020.

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of March 31, 2020 and December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

During the three months ended March 31, 2020 and 2019, we have recorded stock-based compensation expense of $56 and $143, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

The following table summarizes information about the warrants earned and outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	485,766	$0.364	485,766	$0.364
Exercisable, end of period	452,432	$0.324	452,432	$0.324

As of March 31, 2020

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	2.87	$0.364	452,432	$0.324

As of March 31, 2019

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	3.87	$0.364	419,099	$0.279

9.

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 5, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three months ended March 31, 2020 and 2019.

The following table summarizes information about stock options outstanding and exercisable as of as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225
Options available for future grant, end of period	1,000,000		1,000,000

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

As of March 31, 2020

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	8.69	$0.225	100,000	$0.225

As of as March 31, 2019

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	9.69	$0.225	100,000	$0.225

10.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,406,579 as of March 31, 2020. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three months ended March 31, 2020 (“2020 first quarter) compared to the three months ended March 31, 2019 (“2019 first quarter”)

Revenues

Revenues for 2020 first quarter were $23,388 a decrease of $96,577, or 80.5%, from $119,965 for the 2019 first quarter.  The decline for quarter was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the quarter. The reduced advertising spend also impacted the number of new customers we acquired for the quarter, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $100,344, or 52.2%, to $91,810 for the 2020 first quarter from $192,154 for the 2019 first quarter. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

Cost of revenue decreased $32,050, or 63.6%, to $18,374 in the 2020 first quarter compared to $50,424 in the 2019 first quarter, and increased as a percentage of net revenue at 78.6% from 42.0%. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers.

Advertising expenses decreased $59,874, or 99.6%, to $267 in the 2020 first quarter from $60,141 in the 2019 first quarter, and decreased as a percentage of net revenue to 1.1% from 50.1%. The decrease in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales.

Selling, general and administrative expenses decreased $8,420 or 10.3%, to $73,169 in the 2020 first quarter from $81,589 in the 2019 first quarter, and increased as a percentage of net revenue to 312.8% from 68.0%.

Net Loss

Our net loss for the 2020 first quarter was $70,512 compared to $72,844 for the 2019 first quarter.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital at March 31, 2020 as compared to December 31, 2019.

	March 31, 2020	December 31, 2019

Total current assets	$72,003	$112,395
Total current liabilities	$277,821	$247,757
Working capital deficit	$(205,818)	$(135,362)

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

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of equity securities. During the three months ended March 31, 2020 and 2019, we have reported net losses of $70,512 and $72,844, respectively. As of March 31, 2020, we had a negative working capital of $205,818, our accumulated deficit was $1,406,579. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue to grow our business is dependent upon our ability to raise additional sufficient capital to fund our operating expenses, including advertising, until such time, if ever, that we are able to report profitable operations, as well as for our short-term and long-term growth plans. We do not generate operating income and we are presently are relying on cash we receive from the holdback receivable to pay our operating expenses. Our management estimates that we require approximately $5,500,000 in additional working capital during the next 12 months in order to meet our current business objectives, including the development of new indicators for our Lifestyle Blueprint platform, the addition of print versions of our DWD Protocol, expanding our supplement product line and additional subscription content offerings for our customers. This additional working capital is also necessary to fund increases in our advertising and marketing costs, costs associated with the development of additional infrastructure to support our expected growth, as well as funds to pay our operating expenses and general working capital. While we were successful in raising funds privately during late 2017 and into the first quarter of 2018, and will seek to do so in future periods, we do not have any firm commitments to provide any additional capital to us. There are no assurances we will be successful in securing the additional capital necessary to grow our company and pay our operating expenses. Any delay in raising sufficient funds could adversely impact our ability to continue to increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, we may be forced to reduce certain operating expenses in an effort to conserve our working capital which will adversely impact our revenues and results of operations in future periods and there are no assurances we could continue as a going concern.

Summary of cash flows

	March 31, 2020	March 31, 2019

Net cash provided by (used in) operating activities	$(39,987)	$16,800
Net cash provided by (used in) investing activities	$—	$—
Net cash provided by (used in) financing activities	$—	$—

The increase in cash used in our operating activities in the 2020 first quarter as compared to the 2019 first quarter is due to a decrease in capital contribution from the CEO salary.  We also used cash to pay down the credit card expenses as well as a decrease in the holdback receivable.

There was no net cash provided by or used in investing activities during 2020 and 2019 first quarters.

There was no net cash provided by or used in financing activities during 2020 and 2019 first quarters.

Commitments and Contingencies

Information regarding our Commitments and Contingencies is contained in Note 6 to the Condensed Financial Statements.

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

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement. For fiscal years 2020, 2019 and 2018, we made efforts to mitigate these weaknesses in our internal control over financial reporting results by hiring a consultant to review our financials on a quarterly and annual basis. We believe this step will help to mitigate issues that may arise from a limited staff.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”). Primoris has been granted a total of 200,000 common shares at a fair value of $0.225 per share. The 200,000 shares were issuable on February 12, 2020. 100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at March 31, 2020 and December 31, 2019 is $911 and $295, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at March 31, 2020 and December 31, 2019 is $455 and $140, respectively. This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: June 29, 2020

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: June 29, 2020