Form 10-Q/A
period 2020-03-31
Vynleads, Inc.
filed 2020-07-08
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely to disclose that the Company qualified to rely on the 45-day extension to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) provided by the Securities and Exchange Commission (“SEC”).

The Company’s Quarterly Report was originally due on May 15, 2020 (the “Original Due Date”) but in reliance upon an SEC Order issued March 29, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which granted exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”), the Company timely filed its Quarterly Report on June 29, 2020 (the “Original Filing”).

The Order requires, among other things, that the Quarterly Report state that it is being filed in reliance on the Order and the reason why the Company required the additional time granted by the Order to file the Quarterly Report. While the Company filed a Current Report on Form 10-Q on May 15, 2020 (the “Form 8-K”) as required by the Order, which Form 8-K provided the reason why the Company was relying on the Order, and then referenced the Form 8-K in the Original Filing and noted its reliance on the Order in the Original Filing, the SEC has advised the Company that referencing the 8-K is insufficient and certain specific language provided in the Form 8-K should also be repeated in the Quarterly Report. Accordingly, this Amendment is being filed solely to include the disclosure below in accordance with the Order, which language was previously disclosed in the Form 8-K.

Reliance on SEC Relief from Filing Requirements

The Company timely filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed the Form 8-K indicating its intention to rely on the Order. As stated in the Form 8-K, Due to office closures, social distancing/self-isolation and other interruptions due to the COVID 19 pandemic, the Company was unable to complete its work with its accountants and auditors that would have enabled them to complete the audited financial statements. As a result, the Company was unable to complete its Form 10-Q in a timely manner, when referring to the Original Due Date.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part II, Item 6 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

ITEM 6. EXHIBITS

The following exhibit is filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q/A:

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: July 8, 2020

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: July 8, 2020