Form 10-Q
period 2020-06-30
Vynleads, Inc.
filed 2020-08-14
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 14, 2020, the registrant had 11,599,830 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market has been established as of August 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current Assets:
Cash	$18,150	$63,395
Accounts Receivable	635	635
Holdback Receivable from merchant, net of reserve for refunds of $1,468 and $3,111, respectively	38,910	45,284
Prepaid Expenses and other current assets	28,206	3,081
Total current assets	85,901	112,395
Total assets	$85,901	$112,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$258,019	$172,757
Notes Payable	87,677	75,000
Total current liabilities	345,696	247,757
Notes Payable, net of current	14,323	—
Total liabilities	360,019	247,757

Commitments and contingencies (See Note 6)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,399,830 shares issued and outstanding, respectively	1,160	1,140
Additional paid-in capital	1,244,657	1,199,565
Accumulated deficit	(1,519,935)	(1,336,067)
Total stockholders' deficit	(274,118)	(135,362)
Total liabilities and stockholders' deficit	$85,901	$112,395

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue, net of refunds and chargebacks	$15,725	$96,104	$39,113	$216,069

Cost and Expenses:
Cost of Revenue	21,388	42,066	39,762	92,490
Advertising	1,547	40,319	1,814	100,460
Selling, general and administrative expense	104,754	75,461	177,923	157,050
Total costs and expenses	127,689	157,846	219,499	350,000
Loss from operations	(111,964)	(61,742)	(180,386)	(133,931)
Other income	2,000	—	2,000	—
Interest expense, net	(1,945)	(791)	(3,927)	(1,446)
Net loss before provision for income taxes	(111,909)	(62,533)	(182,313)	(135,377)
Income tax expense	(1,447)	—	(1,555)	—
Net loss	$(113,356)	$(62,533)	$(183,868)	$(135,377)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,441,682	11,399,830	11,444,923	11,399,830

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

Three and Six Months Ended June 30, 2019 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2018	11,399,830	$1,140	$1,082,552	$(1,032,999)	$50,693
Stock-based compensation	—	—	143	—	143
Capital Contribution	—	—	20,654	—	20,654
Net Loss for the three months ended March 31, 2019	—	—	—	(72,844)	(72,844)
Balance at March 31, 2019 (Unaudited)	11,399,830	$1,140	$1,103,349	$(1,105,843)	$(1,354)
Stock-based compensation	—	—	143	—	143
Capital Contribution	—	—	32,332	—	32,332
Net Loss for the three months ended June 30, 2019	—	—	—	(62,533)	(62,533)
Balance at June 30, 2019 (Unaudited)	11,399,830	$1,140	$1,135,824	$(1,168,376)	$(31,412)

Balance at December 31, 2019	11,399,830	$1,140	$1,199,565	$(1,336,067)	$(135,362)
Stock-based compensation	—	—	56	—	56
Net Loss for the three months ended March 31, 2020	—	—	—	(70,512)	(70,512)
Balance at March 31, 2020 (Unaudited)	11,399,830	$1,140	$1,199,621	$(1,406,579)	$(205,818)
Stock-based compensation	—	—	56	—	56
Common Stock Issued for Services	200,000	20	44,980	—	45,000
Net Loss for the three months ended June 30, 2020	—	—	—	(113,356)	(113,356)
Balance at June 30, 2020 (Unaudited)	11,599,830	$1,160	$1,244,657	$(1,519,935)	$(274,118)

The accompanying notes are an integral part of these condensed financial statements.

Vynleads, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(183,868)	$(135,377)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Stock-based compensation	19,987	286
Capital contribution from CEO's salary	—	52,986
Changes in operating assets and liabilities and other, net	91,636	97,420
Net cash flows provided by (used in) operating activities	(72,245)	15,315

Cash flows from financing activities:
Proceeds from notes payable	27,000	—
Net cash flows provided by financing activities	27,000	—
Net increase (decrease) in cash	(45,245)	15,315
Cash at beginning of period	63,395	21,085
Cash at end of period	$18,150	$36,400

Supplemental disclosure of cash flow information:
Income taxes paid	$55	$—

Interest paid	$3,321	$791

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for prepaid services	$25,125	$—

The accompanying notes are an integral part of these condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

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

2.

Liquidity and Going Concern

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the three and six months ended June 30, 2020, we have reported net losses of $113,356 and $183,868, respectively. As of June 30, 2020, we had a negative working capital of $259,795, our accumulated deficit was $1,519,935.  As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and cash receivable from our merchant, net of reserve for refunds, of $38,910, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

June 30, 2020

 (UNAUDITED)

3.

Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 30, 2020 and the results of our operations and cash flows for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full 2020 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $1,468 and $3,111 as of June 30, 2020 and December 31, 2019, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, which the Company adopted on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2020 and 2019. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

 (UNAUDITED)

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

Our percentages of revenue by type for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Internet content subscriptions	7.1%	43.7%	7.8%	42.8%
Nutritional supplements	92.9%	56.3%	92.2%	57.2%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended June 30, 2020 and 2019 were $1,547, and $40,319, respectively. Advertising costs for the six months ended June 30, 2020 and 2019 were $1,814, and $100,460, respectively.  Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the six months ended June 30, 2020 and 2019.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

 (UNAUDITED)

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

June 30, 2020

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of June 30, 2020 and December 31, 2019.

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

During the three months ended June 30, 2020 and 2019 we paid Mr. Bezusov $0 in consulting fees pursuant to a verbal agreement with him. During the six months ended June 30, 2020 and 2019 we paid Mr. Bezusov $2,000 and $0, respectively, in consulting fees pursuant to a verbal agreement with him.  We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

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

June 30, 2020

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

5.

Notes Payable

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was repaid. Accrued interest on June 30, 2020 and December 31, 2019 is $227 and $295, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on June 30, 2020 and December 31, 2019 is $764 and $140, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020.  The loan is forgivable if the proceeds are used for eligible purposes. The Company intends to use the entire loan amount for qualifying expenses.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

 (UNAUDITED)

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

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of June 30, 2020 and December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended June 30, 2020 and 2019, we have recorded stock-based compensation expense of $19,911 and $143, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.  During the six months ended June 30, 2020 and 2019, we have recorded stock-based compensation expense of $19,967 and $286, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

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

8.

Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of June 30, 2020 and December 31, 2019, there are 11,599,830 and 11,399,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

Consulting Agreement

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”).  Primoris was issued 200,000 common shares at a fair value of $0.225 per share on June 30, 2020.  100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public.  As of June 30, 2020, $25,125 is recorded in prepaid expense related to the consulting agreement.

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

June 30, 2020

 (UNAUDITED)

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of June 30, 2020 and December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended June 30, 2020 and 2019, we have recorded stock-based compensation expense of $19,911 and $143, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.  During the six months ended June 30, 2020 and 2019, we have recorded stock-based compensation expense of $19,967 and $286, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

The following table summarizes information about the warrants earned and outstanding as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	485,766	$0.364	485,766	$0.364
Exercisable, end of period	452,432	$0.324	452,432	$0.324

As of June 30, 2020

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
0.225 - $0.90	485,766	2.87	$0.364	452,432	$0.324

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

 (UNAUDITED)

As of June 30, 2019

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
0.225 - $0.90	485,766	3.87	$0.364	419,099	$0.279

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

 (UNAUDITED)

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 5, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the six months ended June 30, 2020 and 2019.

The following table summarizes information about stock options outstanding and exercisable as of as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of year	1,000,000		1,000,000

As of June 30, 2020

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
0.225	100,000	8.69	$0.225	100,000	$0.225

As of as June 30, 2019

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
0.225	100,000	9.69	$0.225	100,000	$0.225

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

 (UNAUDITED)

10.Subsequent Events

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,519,935 as of June 30, 2020. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and six months ended June 30, 2020 (“2020 second quarter”) compared to the three and six months ended June 30, 2019 (“2019 second quarter”)

Revenues

Revenues decreased by $80,379 and by $176,956, or 83.6% and 81.9%, in the 2020 second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The decline for the second quarter and the first six months was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend. The reduced advertising spend also impacted the number of new customers we acquired for the quarter, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $30,157 and $130,501, or 19.1% and 37.3%, in the 2020 second quarter and first six months of 2020, respectively, compared to the same periods in 2019. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•

Cost of revenue decreased $20,678 and $52,728, or 49.2% and 57.0%, in the 2020 second quarter and first six months of 2020, respectively, compared to the same periods in 2019. Cost of revenue also increased as a percentage of net revenue at 136.0% from 43.8% in the 2020 second quarter and increased at 101.7% from 42.8% for the first six months of 2020, compared to the same periods in 2019. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers.

•

Advertising expenses decreased $38,772 and $98,646, or 96.2% and 98.2%, in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. Advertising also decreased as a percentage of net revenue to 9.8% from 42.0% in the second quarter and decreased at 4.6% from 46.5% for the first six months of 2020, compared to the same periods in 2019. The decrease in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales.

•

Selling, general and administrative expenses increased $29,293 and $20,873, or 38.8% and 13.3%, in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. SG&A also increased as a percentage of net revenue at 666.2% from 78.5% in the second quarter and at 454.9% from 72.7% for the first six months of 2020, compared to the same periods in 2020.The increase in SG&A in the second quarter and first six months of 2020 as compared to the same periods in 2019 is principally attributable to consulting and accounting expenses.

Net Loss

Our net loss for the three months ended June 30, 2020 was $113,356 compared to $62,533 for the three months ended June 30, 2019. Our net loss for the six months ended June 30, 2020 was $183,868 compared to $135,377 for the six months ended June 30, 2019.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital at June 30, 2020 as compared to December 31, 2019.

	June 30,	December 31,
	2020	2019

Total current assets	$85,901	$112,395
Total current liabilities	$345,696	$247,757
Working capital deficit	$(259,795)	$(135,362)

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

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of equity securities. During the six months ended June 30, 2020 and 2019, we have reported net losses of $183,868 and $135,377, respectively. As of June 30, 2020, we had a negative working capital of $259,795, our accumulated deficit was $1,519,935. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	June 30,	June 30,
	2020	2019

Net cash provided by (used in) operating activities	$(72,245)	$15,315
Net cash provided by (used in) investing activities	$—	$—
Net cash provided by financing activities	$27,000	$—

The increase in cash used in our operating activities in the 2020 second quarter as compared to the 2019 second quarter is due to a decrease in capital contribution from the CEO salary.  We also used cash to pay down the credit card expenses as well as a decrease in the holdback receivable.

There was no net cash provided by or used in investing activities during 2020 and 2019 second quarters.

Net cash provided by financing activities during 2020 second quarter reflects the loan from Bank of America under the Paycheck Protection Program.

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”).  Primoris has been granted a total of 200,000 common shares at a fair value of $0.225 per share.  The consultant has an option to register 100,000 on any future registration statement.  In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public.  Six months after being issued, rule 144 provides such an exemption.  The shares are issuable 100,000 on February 12, 2020 and 100,000 on February 12, 2021.  The 200,000 common shares were issued June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was repaid. Accrued interest at June 30, 2020 and December 31, 2019 is $227 and $295, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at June 30, 2020 and December 31, 2019 is $764 and $140, respectively. This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: August 14, 2020

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: August 14, 2020