Form 10-Q
period 2020-09-30
Vynleads, Inc.
filed 2020-11-19
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 19, 2020, the registrant had 11,599,830 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market has been established as of November 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current Assets:
Cash	$482	$63,395
Accounts Receivable	635	635
Holdback Receivable from merchant, net of reserve for refunds of $513 and $3,111, respectively	30,269	45,284
Prepaid Expenses and other current assets	20,206	3,081
Total current assets	51,592	112,395
Total assets	$51,592	$112,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$234,414	$172,757
Notes Payable	92,074	75,000
Total current liabilities	326,488	247,757
Notes Payable, net of current	9,926	—
Total liabilities	336,414	247,757

Commitments and contingencies (See Note 6)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,399,830 shares issued and outstanding, respectively	1,160	1,140
Additional paid-in capital	1,329,656	1,199,565
Accumulated deficit	(1,615,638)	(1,336,067)
Total stockholders' deficit	(284,822)	(135,362)
Total liabilities and stockholders' deficit	$51,592	$112,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue, net of refunds and chargebacks	$8,379	$141,406	$47,492	$357,474

Cost and Expenses:
Cost of Revenue	13,104	52,366	52,866	144,856
Advertising	71	114,316	1,885	214,776
Selling, general and administrative expense	88,844	57,566	266,767	214,615
Total costs and expenses	102,019	224,248	321,518	574,247
Loss from operations	(93,640)	(82,842)	(274,026)	(216,773)
Other income	—	—	2,000	—
Interest expense	(2,063)	(577)	(5,990)	(2,023)
Net loss before provision for income taxes	(95,703)	(83,419)	(278,016)	(218,796)
Income tax expense	—	—	(1,555)	—
Net loss	$(95,703)	$(83,419)	$(279,571)	$(218,796)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	11,491,498	11,399,830	11,520,252	11,399,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

Three and Nine Months Ended September 30, 2019 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance at December 31, 2018	11,399,830	$1,140	$1,082,552	$(1,032,999)	$50,693
Stock-based compensation	—	—	143	—	143
Capital Contribution	—	—	20,654	—	20,654
Net Loss for the three months ended March 31, 2019	—	—	—	(72,844)	(72,844)
Balance at March 31, 2019 (Unaudited)	11,399,830	$1,140	$1,103,349	$(1,105,843)	$(1,354)
Stock-based compensation	—	—	143	—	143
Capital Contribution	—	—	32,332	—	32,332
Net Loss for the three months ended June 30, 2019	—	—	—	(62,533)	(62,533)
Balance at June 30, 2019 (Unaudited)	11,399,830	$1,140	$1,135,824	$(1,168,376)	$(31,412)
Stock-based compensation	—	—	143	—	143
Capital Contribution	—	—	32,500	—	32,500
Net Loss for the three months ended September 30, 2019	—	—	—	(83,419)	(83,419)
Balance at September 30, 2019 (Unaudited)	11,399,830	$1,140	$1,168,467	$(1,251,795)	$(82,188)

Balance at December 31, 2019	11,399,830	$1,140	$1,199,565	$(1,336,067)	$(135,362)
Stock-based compensation	—	—	56	—	56
Net Loss for the three months ended March 31, 2020	—	—	—	(70,512)	(70,512)
Balance at March 31, 2020 (Unaudited)	11,399,830	$1,140	$1,199,621	$(1,406,579)	$(205,818)
Stock-based compensation	—	—	56	—	56
Common Stock Issued for Services	200,000	20	44,980	—	45,000
Net Loss for the three months ended June 30, 2020	—	—	—	(113,356)	(113,356)
Balance at June 30, 2020 (Unaudited)	11,599,830	$1,160	$1,244,657	$(1,519,935)	$(274,118)
Stock-based compensation	—	—	56	—	56
Capital Contribution	—	—	84,943	—	84,943
Net Loss for the three months ended September 30, 2020	—	—	—	(95,703)	(95,703)
Balance at September 30, 2020 (Unaudited)	11,599,830	$1,160	$1,329,656	$(1,615,638)	$(284,822)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(279,571)	$(218,796)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Stock-based compensation	28,293	429
Capital contribution from CEO's salary	84,943	85,486
Changes in operating assets and liabilities and other, net	76,422	140,385
Net cash flows (used in) provided by operating activities	(89,913)	7,504

Cash flows from financing activities:
Proceeds from notes payable	27,000	—
Net cash flows provided by financing activities	27,000	—
Net increase (decrease) in cash	(62,913)	7,504
Cash at beginning of period	63,395	21,085
Cash at end of period	$482	$28,589

Supplemental disclosure of cash flow information:
Income taxes paid	$1,555	$—

Interest paid	$4,460	$2,023

Supplemental for non-cash investing and financing activities:
Stock issued for prepaid consulting	$16,875	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

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

2.

Going Concern

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the three and nine months ended September 30, 2020, we have reported net losses of $95,703 and $279,571, respectively. As of September 30, 2020, we had a negative working capital of $274,896, our accumulated deficit was $1,615,638.  As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and cash receivable from our merchant, net of reserve for refunds, of $30,269, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the remainder of fiscal year 2020.

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

September 30, 2020

 (UNAUDITED)

3.

Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 30, 2020 and the results of our operations and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full 2020 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $513 and $3,111 as of September 30, 2020 and December 31, 2019, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606. Revenues are recognized when the Company satisfies a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

 (UNAUDITED)

Our percentages of revenue by type for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2020	2019	2020	2019
Internet content subscriptions	10.8%	51.6%	7.7%	53.6%
Nutritional supplements	89.3%	48.4%	92.3%	46.4%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended September 30, 2020 and 2019 were $71 and $114,316, respectively. Advertising costs for the nine months ended September 30, 2020 and 2019 were $1,885 and $214,776, respectively.  Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the nine months ended September 30, 2020 and 2019.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

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

September 30, 2020

 (UNAUDITED)

Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of September 30, 2020 and December 31, 2019.

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

4.

Related Party Transactions

During the three months ended September 30, 2020 and 2019 we paid Mr. Bezusov $0 in consulting fees.  During the nine months ended September 30, 2020 and 2019 we paid Mr. Bezusov $2,000 and $0, respectively, in consulting fees pursuant to a verbal agreement with him.  We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals.  The salary forgiven for the nine months ended September 30, 2020 and 2019 of $84,943 and $85,486 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See Note 8).

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

 (UNAUDITED)

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

5.

Notes Payable

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was paid.  Accrued interest on September 30, 2020 and December 31, 2019 is $894 and $295, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on September 30, 2020 and December 31, 2019 is $1,072 and $140, respectively. This note is currently in default.

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

On April 14, 2020, the Company received a grant in the amount of $2,000 which does not have to be repaid from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the business.  The amount is included in “other income” in our condensed statement of operations.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

 (UNAUDITED)

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals.  The salary forgiven for the nine months ended September 30, 2020 and 2019 of $84,943 and $85,486 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See Note 8).

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of September 30, 2020 and December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended September 30, 2020 and 2019, we have recorded stock-based compensation expense related to the warrants of $56 and $143, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.  During the nine months ended September 30, 2020 and 2019, we have recorded stock-based compensation expense related to the warrants of $168 and $429, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

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

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”).  Primoris was issued 200,000 common shares at a fair value of $45,000 ($0.225 per share) on June 30, 2020.  100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public.  During the three and nine months ended September 30, 2020, we have recorded stock-based compensation of $8,250 and $28,125, respectively. As of September 30, 2020, $16,875 is recorded in prepaid expense related to the consulting agreement.

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

 (UNAUDITED)

8.

Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of September 30, 2020 and December 31, 2019, there are 11,599,830 and 11,399,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

In-kind Contribution of Service

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals.  The salary forgiven for the nine months ended September 30, 2020 and 2019 of $84,943 and $85,486 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Consulting Agreement

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”).  Primoris was issued 200,000 common shares at a fair value of $45,000 ($0.225 per share) on June 30, 2020.  100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public.  During the three and nine months ended September 30, 2020, we have recorded stock-based compensation of $8,250 and $28,125, respectively.  As of September 30, 2020, $16,875 is recorded in prepaid expense related to the consulting agreement.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

 (UNAUDITED)

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of September 30, 2020 and December 31, 2019, 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended September 30, 2020 and 2019, we have recorded stock-based compensation expense of $56 and $143, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.  During the nine months ended September 30, 2020 and 2019, we have recorded stock-based compensation expense of $168 and $429, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

The following table summarizes information about the warrants earned and outstanding as of September 30, 2020 and December 31, 2019:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding as of December 31, 2019	485,766	$0.364
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of September 30,2020	485,766	$0.364
Exercisable as of September 30,2020	452,432	$0.324

As of September 30, 2020

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	2.87	$0.364	452,432	$0.324

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

September 30, 2020

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 6, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the nine months ended September 30, 2020 and 2019.

The following table summarizes information about stock options outstanding and exercisable as of as of September 30, 2020 and December 31, 2019:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2019	100,000	$0.225
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of September 30, 2020	100,000	$0.225
Exercisable as of September 30, 2020	100,000	$0.225

Options available for future grant, end of year	1,000,000

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

 (UNAUDITED)

As of September 30, 2020

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	8.69	$0.225	100,000	$0.225

10.Subsequent Events

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,615,638 as of September 30, 2020. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and nine months ended September 30, 2020 (“2020 third quarter”) compared to the three and nine months ended September 30, 2019 (“2019 third quarter”)

Revenues

Revenues decreased by $133,027 and by $309,982, or 94.1% and 86.7%, in the 2020 third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The decline for the third quarter and the first nine months was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend. The reduced advertising spend also impacted the number of new customers we acquired for the quarter, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $122,229 and $252,729, or 54.5% and 44.0%, in the 2020 third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•

Cost of revenue decreased $39,262 and $91,990, or 75.0% and 63.5%, in the 2020 third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. Cost of revenue also increased as a percentage of net revenue at 156.4% from 37.0% in the 2020 third quarter and increased at 111.3% from 40.5% for the first nine months of 2020, compared to the same periods in 2019. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines.

•

Advertising expenses decreased $114,245 and $212,891, or 99.9% and 99.1%, in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. Advertising also decreased as a percentage of net revenue to 0.8% from 80.8% in the third quarter and decreased at 4.0% from 60.1% for the first nine months of 2020, compared to the same periods in 2019.  The decrease in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales.

•

Selling, general and administrative expenses increased $31,278 and $52,152, or 54.3% and 24.3%, in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. SG&A also increased as a percentage of net revenue at 1,060.3% from 40.7% in the third quarter and at 561.7% from 60.0% for the first nine months of 2020, compared to the same periods in 2020.The increase in SG&A in the third quarter and first nine months of 2020 as compared to the same periods in 2019 is principally attributable to consulting and accounting expenses.

Net Loss

Our net loss for the three months ended September 30, 2020 was $95,703 compared to $83,419 for the three months ended September 30, 2019. Our net loss for the nine months ended September 30, 2020 was $279,571 compared to $218,796 for the nine months ended September 30, 2019.  Increases in net loss are attributable to the decrease in revenues which was offset by the decrease in costs and expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at September 30, 2020 as compared to December 31, 2019.

	September 30,	December 31,
	2020	2019
	(unaudited)

Total current assets	$51,592	$112,395
Total current liabilities	$326,488	$247,757
Working capital deficit	$(274,896)	$(135,362)

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

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the nine months ended September 30, 2020 and 2019, we have reported net losses of $279,571 and $218,796, respectively. As of September 30, 2020, we had a negative working capital of $274,896, our accumulated deficit was $1,615,638. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	September 30,	September 30,
	2020	2019
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$(89,913)	$7,504
Net cash provided by (used in) investing activities	$—	$—
Net cash provided by (used in) financing activities	$27,000	$—

The increase in cash used in our operating activities in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is due to an increase in net loss offset by increases in accounts payable, stock based compensation and capital contribution from the CEO salary and a decrease in the holdback receivable.

There was no net cash provided by or used in investing activities during 2020 and 2019 third quarters.

Net cash provided by financing activities during the nine months ended September 30, 2020 reflects the loan from Bank of America under the Paycheck Protection Program.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was repaid.  Accrued interest at September 30, 2020 and December 31, 2019 is $894 and $295, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at September 30, 2020 and December 31, 2019 is $1,072 and $140, respectively. This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: November 19, 2020

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: November 19, 2020