Form 10-K
period 2020-12-31
Vynleads, Inc.
filed 2021-04-07
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

As of April 2, 2021, the registrant had 11,599,830 shares of common stock issued and outstanding.

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

The social purpose and intention of Vynleads, Inc. is to provide life-improving health and wellness information and products to members with chronic health concerns. We are a health and wellness information company that leverages online properties for the intended purpose of providing a quality and convenient experience for our members and offering our brands a means to grow globally. The technology, information, and structure behind each of our brands plans to focus on the pain points for individuals who are struggling with health-related issues. Our goal is to help these individuals maintain optimal health with a combination of resources, support, guidance, and products.

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

•

Avoid Guesswork. We give clear path guides to help real people, without confusion. In an information-overload world, we seek to do all of the groundwork in order to give our audience the right data and resources they need to succeed; and

•

Support and Community. We provide a platform for our customers to ensure resilience and follow-through as they seek to achieve their healthy- living goals.

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

We sell the Lifestyle Blueprint for $49. In addition to the Lifestyle Blueprint, we also offer monthly subscriptions to our newsletters which cover a wide variety of health and lifestyle topics. Examples of recent newsletter titles are “7 Habits That Will Make You a Healthier Person,” “The Power of Positivity,” “Relaxation Practices Actually Changes Your Genes,” and “The Facebook Phenomenon Explained.” These newsletters are written by our staff and are based upon content aggregated from a number of publicly available sources. Monthly subscription rates are $9.95.

We also offer two nutritional supplements, including our DWDx3 Advanced Daily Supplement and our Premium-Grade Omegax3 supplement, which are manufactured for us in Vermont by Food Science® Corporation. These nutritional supplements are made of all-natural, non-toxic, and non-GMO ingredients.

We do not provide medical advice to our customers. The information and content which appears in our Lifestyle Blueprint and our newsletters are written by our staff and based upon a wide range of publicly available information and studies, including those published by Newcastle University and the National Institutes of Health. The content and information are also reviewed by our medical advisors prior to publication. Neither the Lifestyle Blueprint nor our newsletters are intended, however, as a substitute for medical advice provided by a physician or other health care provider. All information provided in the Lifestyle Blueprint and any other products we provide relating to specific medical conditions, health care preventive care, and healthy lifestyles, is presented for informational purposes only. We advise our customers that the information in the Lifestyle Blueprint should not be considered complete or exhaustive and does not cover all disorders or conditions or their treatment, nor all health-related issues. We further advise our customers that they should consult with their physician or other health care provider when deciding on any health-related regimen, including diet or exercise, and for any specific individual medical advice.

Markets for Lifestyle Blueprints

Our model is highly scalable, and we believe that we can enter new markets at a low cost and measured way. We expect to expand our product offerings in the future to include a Lifestyle Blueprint designed for adults who are overweight or obese. We also intend, over time, to expand our product offerings with additional Lifestyle Blueprints targeted to individuals with cardiovascular disease, memory loss and dementia, addiction, ADHD (attention deficit hyperactivity disorder), and the human papillomavirus virus (HPV). We have not, however, determine when we will be expanding our product offerings and there are no assurances we will ever do so.

Marketing and sales

We sell products through our websites at www.constitutionalhealth.com , www.wearedwd.com, and www.dwdprotocol.com. We utilize digital media, primarily paid search, paid social, affiliate marketing and display advertising to drive traffic to our web site. We also use social networking sites, including Facebook, Twitter, and various blogs. In 2020 and 2019 we spent $895 and $238,002, respectively, on advertising.

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

For internal accounts, we directly spend and manage all advertising dollars spent on a cost per click, or “CPC,” basis. Typically, we will spend approximately $60.00 on internal account advertising for each new customer. In the case of external accounts, we will work through third party affiliates or partner advertisers. These affiliate or partner advertisers typically use our product materials on their advertising accounts, spend their own advertising dollars, and are paid by us on a cost per acquisition, or “CPA,” basis. Historically our payments to these affiliate or partner advertisers on a CPA basis has been tied to a new customer sales. Depending on the products sold, the CPA payout can range from $30.00 to $80.00 for a new customer sale. This range, however, may change at any time, depending on the cost of revenue, and/or lifetime customer value we believe the campaign can achieve. We also may decide to not engage in any CPA / affiliate marketing at any time, thus negating all affiliate sales channels wherever possible.

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

We terminated our relationship with Argo Marketing Group, Inc. after third quarter 2020.

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

Employees

At April 2, 2021, we had one employee including our chief executive officer.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded but the market is limited and sporadic. It is listed on OTCQB with the symbol of VYND.  As of April 7, 2021 the price is $1.00.

Holders

We have 55 stockholders of record holding 11,599,830 shares of our common stock as of April 7, 2021.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2020 and 2019.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,715,697 as of December 31, 2020. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2020 compared to the year fiscal ended December 31, 2019

Revenues

Revenues for 2020 were $48,262, a decrease of $348,429, or 87.8%, from $396,691 in 2019.  The decline in revenues was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the year. The reduced advertising spend also impacted the number of new customers we acquired for the year, this included subscriptions and supplement product lines.  COVID-19 has impacted our ability to raise new capital, hence affecting overall revenues and operating costs.

Costs and Expenses

Total costs and operating expenses decreased $274,734, or 39.5%, to $420,550 in 2020 from $695,284 in 2019. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•

Cost of revenue decreased $122,358, or 68.3%, to $56,708 in 2020 compared to $179,066 in 2019, and increased as a percentage of net revenue at 117.5% from 45.1%. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers, merchant processing fees, call center support, and order processing. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines.

•

Advertising expenses decreased $237,107 or 99.6%, to $895 in 2020 from $238,002 in 2019, and decreased as a percentage of net revenue to 1.9% from 60.0%. The decrease in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales. The decrease is also due to cost cutting measures.

•

Selling, general and administrative expenses increased $84,731, or 30.5%, to $362,947 in 2020 from $278,216 in 2019, and increased as a percentage of net revenue to 752.0% from 70.1%. The increase in SG&A in 2020 as compared to 2019 is principally attributable to increases in consulting and accounting expenses, exchange fees and filing fees offset by decreases in marketing, office expenses and general expenses.

Net Loss

Our net loss for the year ended December 31, 2020 was $379,630 compared to $303,068 for the year ended December 31, 2019.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at December 31, 2020 as compared to December 31, 2019.

	December 31, 2020	December 31, 2019

Total current assets	$37,999	$112,395
Total current liabilities	$379,359	$247,757
Working capital deficit	$(341,360)	$(135,362)

The reduction in total current assets between the periods primarily reflects a reduction in cash and the holdback receivables from merchants. The increase in total current liabilities reflects an increase in notes payable, accounts payable, and accrued expenses. We do not have any capital commitments and do not have any external sources of working capital available.

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

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the years ended December 31, 2020 and 2019, we have reported net losses of $379,630 and $303,068, respectively. As of December 31, 2020, our working capital was a deficit of $341,360, our accumulated deficit was $1,715,697, and we had negative cash flows from operations of $112,666. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue to grow our business is dependent upon our ability to raise additional sufficient capital to fund our operating expenses, including advertising, until such time, if ever, that we are able to report profitable operations, as well as for our short-term and long-term growth plans. We do not generate operating income and we are presently relying on cash we receive from the holdback receivable to pay our operating expenses. Our management estimates that we require approximately $5,500,000 in additional working capital during the next 12 months in order to meet our current business objectives, including the development of new indicators for our Lifestyle Blueprint platform, the addition of print versions of our DWD Protocol, expanding our supplement product line and additional subscription content offerings for our customers. This additional working capital is also necessary to fund increases in our advertising and marketing costs, costs associated with the development of additional infrastructure to support our expected growth, as well as funds to pay our operating expenses and general working capital. We currently do not have any firm commitments to provide any additional capital to us. There are no assurances we will be successful in securing the additional capital necessary to grow our company and pay our operating expenses. Any delay in raising sufficient funds could adversely impact our ability to continue to increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, we may be forced to reduce certain operating expenses in an effort to conserve our working capital which will adversely impact our revenues and results of operations in future periods and there are no assurances we could continue as a going concern.

Summary of cash flows

	December 31, 2020	December 31, 2019

Net cash used in operating activities	$(112,666)	$(32,690)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$56,500	$75,000

The increase in cash used in our operating activities in 2020 as compared to 2019 is due to an increase in net loss offset by increases in accounts payable, stock based compensation and capital contribution from the CEO and a decrease in the holdback receivable.

There was no net cash provided by or used in investing activities during 2020 and 2019.

Net cash provided by financing activities during 2020 reflects the loan from Bank of America under the Paycheck Protection Program and proceeds from additional notes payable. Net cash provided by financing activities during 2019 reflects proceeds from notes payable.

Commitments and Contingencies

Information regarding our Commitments and Contingencies is contained in Note 8 to the Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with U.S. GAAP and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates. Our significant accounting policies are more fully described in Note 3 of the Financial Statements.

Revenue recognition – Our product revenues are generated through online channels, in which customers provide their credit and/or debit cards for processing payments to purchase our products and services. The credit cards go through various checks and balances to ensure these are valid charges. We use our judgment in various ways including: that the payment is valid if it is approved by the various credible checks in place by the online banking systems, we have engaged with to complete each transaction. In some cases, the banking partners in place will address charges as invalid or fraudulent, due to a lost credit card, or related, and can redress payments issued for up to 12 months or longer. These adjustments are typically done via chargebacks. Every transaction is tracked, but we are unable to ever completely verify a valid transaction. Beyond that, there are also estimated elements of when a consumer “changes their mind” on sale transactions, and leveraging their banking relationships to chargeback the transaction. (Also known as friendly fraud in the space.)  In addition to these elements and judgements, there is the case of all of our products having a 60-day money back guarantee. In some cases, customers will take advantage of this system to use our digital services and products for 1-59 days, then decide to request a refund. As these and future events and their effects of these revenue-impacting elements cannot be determined with complete precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Financial Statements.

Holdback Receivables – Since a primary source of our income is generated through online channels, in which a merchant account and merchant bank relationship is developed, we naturally must account for holdback receivables. These merchant banks require “holdbacks,” based on the level of risk associated to a specific business or merchant account. In our case, to ensure we can continue processing credit/debit card sales online, our merchant bank requires they holdback a percentage of that receivable money as a guarantee. The money they hold back is held in their accounts as a ‘reserve.’ They are able to hold a percentage of our monies based on our receivables. We use our judgment in various ways including: we believe the merchant bank will honor their agreement, and release funds based on what is agreed upon in our merchant agreement. We also believe they will continue to operate as expected, and allow us to process sales and transactions accordingly. We also expect our partner merchant bank to be truthful and honorable should we close our accounts and request our monies to be released, in which they are able to hold those funds for upwards of 12 months to cover refunds, chargebacks, and related processing fees. As these and future events and their effects of these holdback receivable elements cannot be determined with complete precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Financial Statements.

Income Taxes – The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Stock-Based Compensation – We account for stock based instruments issued to employees and non-employees for services in accordance with Accounting Standard Codification (“ASC”) Topic 718. Stock-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the requisite service period. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted   in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring operating losses since inception and negative cash flows from operations and has financed its recent working capital requirements primarily through the issuance of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2018

Boynton Beach, Florida

April 7, 2021

Vynleads, Inc.

Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$7,229	$63,395
Accounts Receivable	635	635
Holdback Receivable from merchant, net of reserve for refunds of $42 and $3,111, respectively	16,929	45,284
Prepaid Expenses and other current assets	13,206	3,081
Total current assets	37,999	112,395
Total assets	$37,999	$112,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$256,784	$172,757
Notes Payable	122,575	75,000
Total current liabilities	379,359	247,757
Notes Payable, net of current	8,925	—
Total liabilities	388,284	247,757

Commitments and contingencies (See Note 8)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,399,830 shares issued and outstanding, respectively	1,160	1,140
Additional paid-in capital	1,364,252	1,199,565
Accumulated deficit	(1,715,697)	(1,336,067)
Total stockholders' deficit	(350,285)	(135,362)
Total liabilities and stockholders' deficit	$37,999	$112,395

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

	For the year ended
	December 31,
	2020	2019

Revenue, net of refunds and chargebacks	$48,262	$396,691

Cost and Expenses:
Cost of Revenue	56,708	179,066
Advertising	895	238,002
Selling, general and administrative expense	362,947	278,216
Total costs and expenses	420,550	695,284
Loss from operations	(372,288)	(298,593)
Other income	2,000	—
Interest expense	(8,188)	(3,416)
Net loss before provision for income taxes	(378,476)	(302,009)
Income tax expense	(1,154)	(1,059)
Net loss	$(379,630)	$(303,068)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted	11,469,717	11,399,830

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance at December 31, 2018	11,399,830	$1,140	$1,082,552	$(1,032,999)	$50,693
Stock-based compensation	—	—	571	—	571
Capital Contribution	—	—	116,442	—	116,442
Net Loss	—	—	—	(303,068)	(303,068)
Balance at December 31, 2019	11,399,830	1,140	1,199,565	(1,336,067)	(135,362)
Common Stock Issued for Services	200,000	20	44,980	—	45,000
Stock-based compensation	—	—	224	—	224
Capital Contribution	—	—	119,483	—	119,483
Net Loss	—	—	—	(379,630)	(379,630)
Balance at December 31, 2020	11,599,830	$1,160	$1,364,252	$(1,715,697)	$(350,285)

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statement of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(379,630)	$(303,068)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	39,599	571
Capital contribution from CEO	119,483	116,442
Changes in operating assets and liabilities and other, net	107,882	153,365
Net cash flows used in operating activities	(112,666)	(32,690)

Cash flows from financing activities:
Proceeds from notes payable	56,500	75,000
Net cash flows provided by financing activities	56,500	75,000

Net (decrease) increase in cash	(56,166)	42,310
Cash at beginning of year	63,395	21,085
Cash at end of year	$7,229	$63,395

Supplemental disclosure of cash flow information:
Income taxes paid	$1,555	$1,140

Interest paid	$5,602	$3,416

Supplemental for non-cash investing and financing activities:
Stock issued for prepaid consulting	$5,625	$—

The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

2. Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt. During the years ended December 31, 2020 and 2019, we have reported net losses of $379,630 and $303,068, respectively. As of December 31, 2020, our working capital deficit was $341,360, our accumulated deficit was $1,715,697, and we had cash used in operations of $112,666. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $16,929, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

Our ability to meet our current and projected obligations depends on our ability to generate sufficient sales and to control expenses and will require that we seek additional capital through private and/or public financing sources. There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business. Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

3. Summary of Critical Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that judgement is involved in determining our reserve for refunds, our holdback reserve, and valuation of stock-based compensation. We evaluate our estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Financial Statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $42 and $3,111 as of December 31, 2020 and 2019, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606. Revenues are recognized when the Company satisfies a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

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

Our percentages of revenue by type for years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019

Internet content subscriptions	15.2%	43.7%
Nutritional supplements	84.8%	56.3%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the years ended December 31, 2020 and 2019 were $895 and $238,002, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the years ended December 31, 2020 and 2019.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Stock-Based Compensation

We account for stock based instruments issued to employees and non-employees for services in accordance with Accounting Standard Codification (“ASC”) Topic 718.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Fair Value of Financial Instruments

We follow Accounting Standards Codification 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures,” for fair value measurements. ASC 820- 10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

The carrying amounts of our cash, holdback receivable, prepaid expense and other current asset, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2020 and 2019.

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

4. Related Party Transactions

During the years ended December 31, 2020 and 2019, we paid Mr. Bezusov $2,000 and $2,500, respectively, in consulting fees pursuant to a verbal agreement with him.  We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

During the years ended December 31, 2020 and 2019, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals.  The salary forgiven for the years ended December 31, 2020 and 2019 of $116,443 and $116,442 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See Notes 8 and 10).

During the year ended December 31, 2020, Mr. Mannine personally paid $3,040 of company expenses.  This is reflected as contributed capital in the financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

5. Income Taxes

For the year ended December 31, 2020 the provision for income taxes was $1,154. For the year ended December 31, 2019 the provision for income taxes was $1,059.  Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2020, we have net operating loss carryforwards of approximately $1.53 million. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Net operating losses of approximately $1.13 million may be carried forward indefinitely subject to limitation.  Net operating losses of approximately $407,000 will begin expiring in 2037. Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes.  The reasons for these differences are:

	2020		2019
	Tax	Rate	Tax	Rate
Taxes computed at statutory rate
Federal	$(79,480)	21.00%	$(63,411)	21.00%
State	(14,950)	3.95%	(10,868)	3.95%
Total taxes at blended statutory rate	$(94,430)	24.95%	$(74,279)	24.95%
Increase (decrease) resulting from:
Effect of tax rate change	—	0.00%	—	0.00%
Nondeductible expenses	—	0.00%	—	0.00%
State income tax refund	—	0.00%	—	0.00%
Other	3,318	-0.88%	(23,988)	8.06%
Change in valuation allowance	92,266	-24.38%	99,326	-33.36%
Total income tax (benefit) expense	$1,154	-0.31%	$1,059	-0.35%

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2020 and 2019, are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$441,506	$347,699
Amortization of intangibles	8,317	9,149
Reserve for refunds	11	776
Stock compensation	3,774	3,718
Charitable contribution carryforward	3,355	3,355
Total deferred tax assets	456,963	364,697
Less: Valuation allowance	(456,963)	(364,697)
Net deferred tax assets	$—	$—

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

Because of our historical earnings history, the net deferred tax asset for 2020 has been reduced based on the amount deemed recoverable from the use of loss carrybacks. The change in the valuation allowance was an increase of $92,266 and $99,326 for the years ended December 31, 2020 and 2019, respectively.

6. Notes Payable

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was paid. Accrued interest on December 31, 2020 and 2019 is $1,510 and $295, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2020 and 2019 is $1,380 and $140, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020.  The loan is forgivable if the proceeds are used for eligible purposes.  The Company used the entire loan amount for qualifying expenses.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2020 is $90.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2020 is $40.

7. Economic Injury Disaster Loan

On April 14, 2020, the Company received a grant in the amount of $2,000 which does not have to be repaid from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the business.  The amount is included in “other income” in our statement of operations.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

8. Commitments and Contingencies

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

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses. On September 21, 2020, Mr. Mannine agreed to voluntarily cancel the employment agreement.

During the years ended December 31, 2020 and 2019, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals.  The salary forgiven for the years ended December 31, 2020 and 2019 of $116,443 and $116,442 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See Notes 4 and 10).

Commitments

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”).  Primoris was issued 200,000 common shares at a fair value of $45,000 ($0.225 per share) on June 30, 2020.  100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public.  For the year ended December 31, 2020, we have recorded stock-based compensation of $39,375.  As of December 31, 2020, $5,625 is recorded in prepaid expense related to the consulting agreement.

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee.

Contingencies

In April 2016, we entered into a Promotion and Royalty Agreement (the “Agreement”) with a consultant to obtain certain promotional services from him (the “Promoter”), including the use of his name and appearance. In consideration for the services rendered by the Promoter, we agreed to use commercially reasonable efforts to promote and sell a book authored by him (the “Book”) and to pay him a percentage of the sales of the Book after deductions for all direct costs of fulfilling such sales (the “Royalty”). During the course of 2017, the Promoter initiated a series of informal claims and filed unauthorized uniform commercial code financing statements (“UCC Liens”) in several states as liens against us and certain of our officers, directors, and founders, alleging non- payment for the Royalty amounts due under the Agreement. We dispute the Promoter’s claims and have determined that any and all amounts due to the Promoter under the Agreement have been paid in full. We have succeeded in removing certain of the UCC Liens and are pursuing action to remove the remaining unauthorized UCC Liens. We do not believe that the claims of the Promoter are valid in any respect.

9. Concentration of Credit Risk and Major Customers and Suppliers

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

10. Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2020 and 2019, there are 11,599,830 and 11,399,830 shares of common stock outstanding, respectively and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals.  The salary forgiven for the year ended December 31, 2020 and 2019 of $116,443 and $116,442 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

During the year ended December 31, 2020, Mr. Mannine personally paid $3,040 of company expenses.  This is reflected as contributed capital in the financial statements.

Consulting Agreement

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”).  Primoris was issued 200,000 common shares at a fair value of $45,000 ($0.225 per share) on June 30, 2020.  100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public.  For the year ended December 31, 2020, we have recorded stock-based compensation of $39,375.  As of December 31, 2020, $5,625 is recorded in prepaid expense related to the consulting agreement.

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

Warrants

On October 10, 2017, we entered into the Financing Agreement with CRG, as more fully described in Notes 4 and 8. In connection with the related equity financing as of December 31, 2017, CRG had earned 368,111 fully vested five-year warrants with an exercise price of $0.225. The related warrants were issued in January 2018. We determined that the warrant had an initial fair value of $34,405 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 5 years.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of December 31, 2020 and 2019, 100,000 and 66,666 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the years ended December 31, 2020 and 2019, we have recorded stock-based compensation expense of $224 and $571, respectively which is included in our selling, general and administrative expense on the accompanying Statements of Operations.

As of December 31, 2020, the intrinsic value for warrants outstanding and exercisable is $144,662.

The following table summarizes information about the warrants outstanding and exercisable as of December 31, 2020 and 2019:

	2020		2019
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	485,766	$0.364	485,766	$0.364
Exercisable, end of year	485,766	$0.364	452,432	$0.324

As of December 31, 2020

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	2.10	$0.364	485,766	$0.364

As of December 31, 2019

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	4.12	$0.364	452,432	$0.324

11. Stock Option Plan

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 8, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vest upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective.

As of December 31, 2020, the intrinsic value for option outstanding and exercisable is $37,500.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2020 and 2019:

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

As of December 31, 2020

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	7.93	$0.225	100,000	$0.225

As of December 31, 2019

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	8.54	$0.225	100,000	$0.225

12. Subsequent Events

On February 3, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

On March 16, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013).

Our management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from no segregation of duties, no multiple level of review in the financial close process and lack of experienced accounting staff with expertise in the application of GAAP. These weaknesses are primarily due to our lack of employees and qualified staff.

In order to remediate these material weaknesses in our internal control over financial reporting, we will need to:

•

create a position to segregate duties consistent with control objectives and will increase our personnel resources; and

•

hire experienced independent third parties or consultants to provide additional expert advice as needed.

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement. For fiscal year 2020, we have made efforts to mitigate these weaknesses in our internal control over financial reporting results by hiring a consultant to review our financials on a quarterly and annual basis. We believe this step will help to mitigate issues that may arise from a limited staff.

Changes in Internal Control Over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the year ended December 31, 2020.

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Positions
Alex J. Mannine	32	Chief Executive Officer, Secretary, Director
Stanislav Bezusov	33	Executive Vice President, Chief Technology Officer, Chief Operating Officer, Director
Sergei Stetsenko	50	Director

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

Stanislav Bezusov. Mr. Bezusov has served as Executive Vice President, Chief Technology Officer and Chief Operations Officer of our company since co- founding the company in July 2015 and as a member of our board of directors since June 2018. From July 2015 until July 2017 Mr. Bezusov was also a member of our board of directors. From 2010 until co-founding our company in 2015, Mr. Bezusov was self-employed as a software developer. Mr. Bezusov received his BS in Applied Mathematics in 2007 and his Masters in Computer Sciences in 2008 from Vasyl Stefanyk Precarpathian National University in Ivano-Frankivsk, Ukraine. Our board of directors has concluded that based upon Mr. Bezusov’s specific experience, qualifications, attributes and skills as the co-founder of our company and a software developer, Mr. Bezusov is serving as a member of the board of directors of our company.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2020	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer	2019	130,000	—	—	—	—	—	—	130,000

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

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses. On September 21, 2020, Mr. Mannine voluntarily agree to cancel the employment agreement.

During the years ended December 31, 2020 and 2019, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals.  The salary forgiven for the years ended December 31, 2020 and 2019 of $116,443 and $116,442 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. Our current verbal agreement with Mr. Bezusov provides that we will pay him a monthly fee of $6,125 for his services. In 2020 and 2019 we paid Mr. Bezusov $2,000 and $2,500, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020:

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

Director Compensation

We have not paid any compensation to our directors as of December 31, 2020. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2020 and 2019.

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

The percentage ownership information in the table below is based on 11,599,830 shares of common stock outstanding as of March 31, 2021.

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%
Alex J. Mannine (1)	2,738,889	24.0%
Sergei Stetsenko (2)	2,750,000	24.1%
All officers and directors as a group (three persons) (1)(2)	5,874,655	51.9%

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

The following table provides information as of December 31, 2020 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$0.225	1,000,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$0.225	1,000,000(1)

———————

(1)	Shares issuable pursuant to the 2017 Equity Incentive Plan.

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

During the years ended December 31, 2020 and 2019 we paid Mr. Bezusov $2,000 and $2,500, respectively, in consulting fees pursuant to a verbal agreement with him.  We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals.  The salary forgiven for the years ended December 31, 2020 and 2019 of $116,443 and $116,442 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

During the year ended December 31, 2020, Mr. Mannine personally paid $3,040 of company expenses.  This is reflected as contributed capital in the financial statements.

Director Independence

We do not presently have any independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2020 and 2019. The following table shows the fees that were billed for the audit and other services provided by such firm for 2020 and 2019.

	2020	2019
Audit Fees	$24,423	$21,893
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$24,423	$21,893

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2020 and 2019 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
31.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
32.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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
Alex J. Mannine, Chief Executive Officer Dated: April 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: April 7, 2021

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: April 7, 2021