Form 10-Q
period 2021-03-31
Vynleads, Inc.
filed 2021-06-29
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of June 29, 2021, the registrant had 11,599,830 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current Assets:
Cash	$943	$7,229
Accounts Receivable	—	635
Holdback Receivable from merchant, net of reserve for refunds of $59 and $42, respectively	16,945	16,929
Prepaid Expenses and other current assets	3,831	13,206
Total current assets	21,719	37,999
Total assets	$21,719	$37,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$258,462	$256,784
Notes Payable	132,575	122,575
Notes Payable - Related Party	15,000	—
Total current liabilities	406,037	379,359
Notes Payable, net of current	8,925	8,925
Total liabilities	414,962	388,284

Commitments and contingencies (See Note 6)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,396,752	1,364,252
Accumulated deficit	(1,791,155)	(1,715,697)
Total stockholders' deficit	(393,243)	(350,285)
Total liabilities and stockholders' deficit	$21,719	$37,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue, net of refunds and chargebacks	$281	$23,388

Cost and Expenses:
Cost of Revenue	8,419	18,374
Advertising	—	267
Selling, general and administrative expense	64,769	73,169
Total costs and expenses	73,188	91,810
Loss from operations	(72,907)	(68,422)
Interest expense	(2,551)	(1,982)
Net loss before provision for income taxes	(75,458)	(70,404)
Income tax expense	—	(108)
Net loss	$(75,458)	$(70,512)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,469,717	11,399,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockhoders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	11,399,830	$1,140	$1,199,565	$(1,336,067)	$(135,362)
Stock-based compensation	—	—	56	—	56
Net Loss for the three months ended March 31, 2020	—	—	—	(70,512)	(70,512)
Balance at March 31, 2020 (Unaudited)	11,399,830	$1,140	$1,199,621	$(1,406,579)	$(205,818)

Balance at December 31, 2020	11,599,830	$1,160	$1,364,252	$(1,715,697)	$(350,285)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2021	—	—	—	(75,458)	(75,458)
Balance at March 31, 2021 (Unaudited)	11,599,830	$1,160	$1,396,752	$(1,791,155)	$(393,243)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(75,458)	$(70,512)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	—	56
In kind contribution of services	32,500	—
Changes in operating assets and liabilities and other, net	11,672	30,469
Net cash flows used in operating activities	(31,286)	(39,987)

Cash flows from financing activities:
Proceeds from notes payable	10,000	—
Proceeds from notes payable - related party	15,000	—
Net cash flows provided by financing activities	25,000	—

Net decrease in cash	(6,286)	(39,987)
Cash at beginning of period	7,229	63,395
Cash at end of period	$943	$23,408

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$108

Interest paid	$1,194	$1,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

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

2.       Going Concern

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended March 31, 2021 and 2020, we have reported net losses of $75,458 and $70,512, respectively. As of March 31, 2021, we had a negative working capital of $384,318 and an accumulated deficit of $1,791,155. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $16,945, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the remainder of fiscal year 2021.

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

3.       Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2021 and the results of our operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full 2021 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $59 and $42 as of March 31, 2021 and December 31, 2020, respectively.

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

Our percentages of revenue by type for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended
	March 31,
	(Unaudited)
	2021	2020
Internet content subscriptions	0.0%	16.8%
Nutritional supplements	100.0%	83.2%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended March 31, 2021 and 2020 were $0 and $267, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the three months ended March 31, 2021 and 2020.

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of March 31, 2021 and December 31, 2020.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.       Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 is $33.

During the three months ended March 31, 2021 and 2020 we paid Mr. Bezusov $0 and $2,000, respectively, in consulting fees. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2021, $32,500 is recorded as in-kind contribution of service provided by Mr. Mannine. (See Notes 6 and 8).

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG which was amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2020, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement. The agreement was renewed in May 2020.

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

5.       Notes Payable and Notes Payable – Related Party

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 is $33.

On February 3, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 is $76.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 and December 31, 2020 is $281 and $40, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 and December 31, 2020 is $214 and $90, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. The Company has used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was paid. Accrued interest on March 31, 2021 and December 31, 2020 is $2,127 and $1,510, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 and December 31, 2020 is $1,688 and $1,380, respectively. This note is currently in default.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2021, $32,500 is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of March 31, 2021 and December 31, 2020, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended March 31, 2021 and 2020, we have recorded stock-based compensation expense related to the warrants of $0 and $56, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG which was amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2020, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement. The agreement was renewed in May 2020.

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

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. As of March 31, 2021 and December 31, 2020, $96,000 and $84,000 are recorded as accrued expense, respectively.

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

8.       Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of March 31, 2021 and December 31, 2020, there are 11,599,830 and 11,599,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

In-kind Contribution of Service

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2021, $32,500 is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 6).

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of March 31, 2021 and December 31, 2020, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended March 31, 2021 and 2020, we have recorded stock-based compensation expense of $0 and $56, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

As of March 31, 2021 and December 31, 2020, the intrinsic value for warrants outstanding and exercisable is $308,969 and $144,662, respectively.

The following table summarizes information about the warrants earned and outstanding as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)		December 31, 2020

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	485,766	$0.364	485,766	$0.364
Exercisable, end of period	485,766	$0.364	485,766	$0.364

 As of March 31, 2021 (Unaudited)

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	1.86	$0.364	485,766	$0.364

As of December 31, 2020

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	2.10	$0.364	485,766	$0.364

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 6, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the intrinsic value for options outstanding and exercisable is $77,500 and $37,500, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)		December 31, 2020

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of period	1,000,000		1,000,000

As of March 31, 2021 (Unaudited)

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	7.68	$0.225	100,000	$0.225

As of December 31, 2020

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	7.93	$0.225	100,000	$0.225

10. Subsequent Events

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,791,155 as of March 31, 2021. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three months ended March 31, 2021 (“2021 first quarter”) compared to the three months ended March 31, 2020 (“2020 first quarter”)

Revenues

Revenues for 2021 first quarter were $281 a decrease of $23,107, or 98.8%, from $23,388 for the 2020 first quarter. The decline for the quarter was across all product lines. COVID-19 has impacted our overall business due to change of interest in small cap market investments particularly. This has limited our ability to raise capital for advertising and marketing, thus reducing revenues in the first quarter. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the quarter. The reduced advertising spend also impacted the number of new customers we acquired for the quarter, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $18,622, or 20.3%, to $73,188 for the 2021 first quarter from $91,810 for the 2020 first quarter. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•	Cost of revenue decreased $9,955, or 54.2%, to $8,419 in the 2021 first quarter compared to $18,374 in the 2020 first quarter, and increased as a percentage of net revenue at 2,996.1% from 78.6%. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines.

•	Advertising expenses decreased $267, or 100.0%, to $0 in the 2021 first quarter from $267 in the 2020 first quarter, and decreased as a percentage of net revenue to 0.0% from 1.1%. The decrease in advertising expenses as a percentage of our net revenues is the result of no advertising during 2021 first quarter. COVID-19 has impacted our overall business due to change of interest in small cap market investments particularly. This has limited our ability to raise capital for advertising and marketing.

•

Selling, general and administrative expenses decreased $8,400 or 11.5%, to $64,769 in the 2021 first quarter from $73,169 in the 2020 first quarter, and increased as a percentage of net revenue to 23,049.5% from 312.8%. The decrease in SG&A is principally attributable to decreases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the 2021 first quarter was $75,458 compared to $70,512 for the 2020 first quarter. Increases in net loss are attributable to the decrease in revenues which was offset by the decrease in costs and expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at March 31, 2021 as compared to December 31, 2020.

	March 31,	December 31,
	2021	2020
	(unaudited)

Total current assets	$21,719	$37,999
Total current liabilities	$406,037	$379,359
Working capital deficit	$(384,318)	$(341,360)

The reduction in total current assets between the periods primarily reflects a reduction in cash and decrease in prepaid expenses. The increase in total current liabilities reflects an increase in notes payable. We do not have any capital commitments and do not have any external sources of working capital available.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the three months ended March 31, 2021 and 2020, we have reported net losses of $75,458 and $70,512, respectively. As of March 31, 2021, we had a working capital deficit of $384,318, our accumulated deficit was $1,791,155. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	March 31,	March 31,
	2021	2020
	(unaudited)	(unaudited)

Net cash used in operating activities	$(31,286)	$(39,987)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$25,000	$—

The decrease in cash used in our operating activities in the 2021 first quarter as compared to the 2020 first quarter is due to the net loss and decrease in prepaid expenses offset by increase in in-kind contribution of service, accounts payable and accrued expenses.

There was no net cash provided by or used in investing activities during 2021 and 2020 first quarters.

Net cash provided by financing activities during the 2021 first quarter reflects proceeds from notes payable and notes payable – related party.

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

Until such time as we remediate the material weaknesses in our internal control over financial reporting, there is a likelihood that our financial statements in future periods may contain errors which will require a restatement. For fiscal years 2021, 2020 and 2019, we made efforts to mitigate these weaknesses in our internal control over financial reporting results by hiring a consultant to review our financials on a quarterly and annual basis. We believe this step will help to mitigate issues that may arise from a limited staff.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 and December 31, 2020 is $281 and $40, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on March 31, 2021 and December 31, 2020 is $214 and $90, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was repaid. Accrued interest at March 31, 2021 and December 31, 2020 is $2,127 and $1,510, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at March 31, 2021 and December 31, 2020 is $1,688 and $1,380, respectively. This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: June 29, 2021

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: June 29, 2021

