Form 10-Q
period 2021-06-30
Vynleads, Inc.
filed 2021-10-08
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of October 8, 2021, the registrant had 11,599,830 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 8, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current Assets:
Cash	$2	$7,229
Accounts Receivable	—	635
Holdback Receivable from merchant, net of reserve for refunds	16,956	16,929
Prepaid Expenses and other current assets	7,581	13,206
Total current assets	24,539	37,999
Total assets	$24,539	$37,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$268,424	$256,784
Cash overdraft	662	—
Notes Payable	171,500	122,575
Notes Payable - Related Party	15,000	—
Total current liabilities	455,586	379,359
Notes Payable, net of current	—	8,925
Total liabilities	455,586	388,284

Commitments and contingencies (See Note 6)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,429,252	1,364,252
Accumulated deficit	(1,861,459)	(1,715,697)
Total stockholders' deficit	(431,047)	(350,285)
Total liabilities and stockholders' deficit	$24,539	$37,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue, net of refunds and chargebacks	$203	$15,725	$484	$39,113

Cost and Expenses:
Cost of Revenue	7,948	21,388	16,367	39,762
Advertising	—	1,547	—	1,814
Selling, general and administrative expense	59,383	104,754	124,152	177,923
Total costs and expenses	67,331	127,689	140,519	219,499
Loss from operations	(67,128)	(111,964)	(140,035)	(180,386)
Other income	—	2,000	—	2,000
Interest expense, net	(3,176)	(1,945)	(5,727)	(3,927)
Net loss before provision for income taxes	(70,304)	(111,909)	(145,762)	(182,313)
Provision for income taxes	—	(1,447)	—	(1,555)
Net loss	$(70,304)	$(113,356)	$(145,762)	$(183,868)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	11,599,830	11,441,682	11,592,973	11,444,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Deficit

(Unaudited)

For the Three and Six Months ended June 30, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	11,599,830	$1,160	$1,364,252	$(1,715,697)	$(350,285)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2021	—	—	—	(75,458)	(75,458)
Balance at March 31, 2021 (Unaudited)	11,599,830	1,160	1,396,752	(1,791,155)	(393,243)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended June 30, 2021	—	—	—	(70,304)	(70,304)
Balance at June 30, 2021 (Unaudited)	11,599,830	$1,160	$1,429,252	$(1,861,459)	$(431,047)

For the Three and Six Months ended June 30, 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	11,399,830	$1,140	$1,199,565	$(1,336,067)	$(135,362)
Stock-based compensation	—	—	56	—	56
Net Loss for the three months ended March 31, 2020	—	—	—	(70,512)	(70,512)
Balance at March 31, 2020 (Unaudited)	11,399,830	1,140	1,199,621	(1,406,579)	(205,818)
Stock-based compensation	—	—	56	—	56
Common Stock Issued for Services	200,000	20	44,980	—	45,000
Net Loss for the three months ended June 30, 2020	—	—	—	(113,356)	(113,356)
Balance at June 30, 2020 (Unaudited)	11,599,830	$1,160	$1,244,657	$(1,519,935)	$(274,118)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(145,762)	$(183,868)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	—	19,987
In kind contribution of services	65,000	—
Changes in operating assets and liabilities and other, net	17,873	91,636
Net cash flows used in operating activities	(62,889)	(72,245)

Cash flows from financing activities:
Cash overdraft	662	—
Proceeds from notes payable - Related Party	15,000	—
Proceeds from notes payable	40,000	27,000
Net cash flows provided by financing activities	55,662	27,000

Net decrease in cash	(7,227)	(45,245)
Cash at beginning of period	7,229	63,395
Cash at end of period	$2	$18,150

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$55
Interest paid	$—	$3,321

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for prepaid services	$—	$25,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the three months ended June 30, 2021 and 2020, we have reported net losses of $70,304 and $113,356, respectively. During the six months ended June 30, 2021 and 2020, we have reported a net loss of $145,762 and $183,868 .As of June 30, 2021, we had a negative working capital of $431,047, our accumulated deficit was $1,861,459 As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $16,956, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

June 30, 2021

(UNAUDITED)

3.       Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 30, 2021 and the results of our operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full 2021 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $59 and $42 as of June 30, 2021 and December 31, 2020, respectively.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Our percentages of revenue by type for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Internet content subscriptions	0.0%	7.1%	0.0%	7.8%
Nutritional supplements	100.0%	92.9%	100.0%	92.2%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended June 30, 2021 and 2020 were $0 and $1,547, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place. For the six months ended June 30, 2021 and 2020 were $0 and $1,814, respectively

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the three and six months ended June 30, 2021 and 2020.

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

June 30, 2021

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

June 30, 2021

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of June 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.       Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on June 30, 2021 is $218.

During the three months ended June 30, 2021 and 2020, we paid Mr. Bezusov $0 and $0, respectively, in consulting fees. During the six months ended June 30, 2021 and 2020, we paid to Bezusov $0 and $2,000, respectively, in consulting fees. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three and six months ended June 30, 2021, $32,500 and $65,000, respectively is recorded as in-kind contribution of service provided by Mr. Mannine. (See Notes 6 and 8).

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

June 30, 2021

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

5.       Notes Payable and Notes Payable – Related Party

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at June 30, 2021 is $140.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at June 30, 2021 is $104.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at June 30, 2021 is $218.

On February 3, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at June 30, 2021 is $201.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 21% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at June 30, 2021 and December 31, 2020 is $521 and $40, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest at June 30, 2021 and December 31, 2020 is $337 and $90, respectively. This note is currently in default.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was paid. Accrued interest on June 30, 2021 and December 31, 2020 is $2,791 and $1,510, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on June 30, 2021 and December 31, 2020 is $2,021 and $1,380, respectively. This note is currently in default.

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

June 30, 2021

(UNAUDITED)

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three and six months ended June 30, 2021, $32,500 and $65,000 respectively is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of June 30, 2021 and December 31, 2020, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended June 30, 2021 and 2020, we have recorded stock-based compensation expense related to the warrants of $0 and $19,911, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations. During the six months ended June 30, 2021 and 2020, we have recorded stock-based compensation expense related to the warrants of $0 and $19,987, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

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

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. As of June 30, 2021 and December 31, 2020, $96,000 and $84,000 are recorded as accrued expense, respectively. The agreement was not renewed upon expiration date.

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

8.       Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of June 30, 2021 and December 31, 2020, there are 11,599,830 and 11,599,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

In-kind Contribution of Service

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. During the three and six months ended June 30, 2021, $32,500 and $65,000, respectively is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 6).

Consulting Agreement

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”). Primoris was issued 200,000 common shares at a fair value of $45,000 ($0.225 per share) on June 30, 2020. 100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public. The agreement was not renewed upon expiration date.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of June 30, 2021 and December 31, 2020, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the three months ended June 30, 2021 and 2020, we have recorded stock-based compensation expense of $0 and $19,911, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations. During the six months ended June 30, 2021 and 2020, we have recorded stock-based compensation expense related to the warrants of $0 and $19,987, respectively, which is included in our Selling, general and administrative expense on the accompanying Statements of Operations.

As of June 30, 2021 and December 31, 2020, the intrinsic value for warrants outstanding and exercisable is $0 and $144,662, respectively. No intrinsic value at June 30, 2021 as the exercise prices are higher than the stock price at the respective date.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The following table summarizes information about the warrants earned and outstanding as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	485,766	$0.364	485,766	$0.364
Exercisable, end of period	485,766	$0.364	485,766	$0.364

As of June 30, 2021 (unaudited)

	Warrants Outstanding			Warrants Exercisable
Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	1.61	$0.364	485,766	$0.364

As of December 31, 2020

	Warrants Outstanding			Warrants Exercisable
Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	2.10	$0.364	485,766	$0.364

9.       Stock Option Plan

In December 2017 our board of directors adopted our 2017 Equity Incentive Plan, or the “2017 Plan.” Our stockholders ratified the 2017 Plan in December 2017. The purpose of the 2017 Plan is to encourage ownership in our company by our officers, directors, employees and consultants, and to incentivize and align the interests of the plan participants with the interests of our stockholders. We have reserved 1,100,000 shares of our common stock for issuance under the 2017 Plan. Grants pursuant to the 2017 Plan may be: i) incentive stock options; ii) non-statutory stock options; iii) stock awards, including shares of our common stock and stock units; and iv) stock appreciation rights. As of June 30, 2021 and December 31, 2020, we have 1,000,000 shares of our common stock reserved and available for future grants.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 6, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the intrinsic value for options outstanding and exercisable is $0 and $37,500, respectively. No intrinsic value at June 30, 2021 as the exercise prices are higher than the stock price at the respective date.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable as of as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

As of June 30, 2021 (unaudited)

	Options Outstanding			Options Exercisable
Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	7.44	$0.225	100,000	$0.225

As of December 31, 2020

	Options Outstanding			Options Exercisable
Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	7.93	$0.225	100,000	$0.225

10. Subsequent Events

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

On October 1, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,861,459 as of June 30, 2021. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and six months ended June 30, 2021 (“2021 second quarter”) compared to the three and six months ended June 30, 2020 (“2020 second quarter”)

Revenues

Revenues decreased by $15,522 and by $38,629, or 98.7% and 98.8%, in the 2021 second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The decline for the second quarter and the first six months was across all product lines. COVID-19 has impacted our overall business due to change of interest in small cap market investments particularly. This has limited our ability to raise capital for advertising and marketing, thus reducing revenues in the first quarter. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the quarter. The reduced advertising spend also impacted the number of new customers we acquired for the quarter, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased $60,358 and $78,980, or 47.3% and 36.0%, in the 2021 second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The decrease in operating costs and expenses was due to savings initiatives to offset the significant decrease in revenue.

•	Cost of revenue decreased $13,440 and $23,395, or 62.8% and 58.8%, in the 2021 second quarter and first six months of 2021, respectively, compared to the same periods in 2020. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. Decrease is due to significant decrease in our revenue.
•	Advertising expenses decreased $1,547 and $1,814, or 100% and 100%, in the 2021 second quarter and first six months of 2021, respectively, compared to the same periods in 2020. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales. Decrease is due to significant decrease in our revenue.
•	Selling, general and administrative expenses decreased $45,371 and $53,771, or 43.3% and 30.2%, in the 2021 second quarter and first six months of 2021, respectively, compared to the same periods in 2020. The decrease SG&A in the second quarter and first six months of 2021 as compared to the same periods in 2020 is principally attributable to decreases in consulting, accounting, legal and general expenses.

Net Loss

Our net loss for the 2021 second quarter was $70,304 compared to $113,356 for the 2020 second quarter. Our net loss for the first six months of 2021 is $145,762 compared to $183,868 for the first six months of 2020. Increases in net loss are attributable to the decrease in revenues which was offset by the decrease in costs and expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at June 30, 2021 as compared to December 31, 2020.

	June 30,	December 31,
	2021	2020
	(Unaudited)

Total current assets	$24,539	$37,999
Total current liabilities	$455,586	$379,359
Working capital deficit	$(431,047)	$(341,360)

The reduction in total current assets between the periods primarily reflects a reduction in cash and decrease in prepaid expenses. The increase in total current liabilities reflects increases in accounts payable, accrued expense, notes payable and notes payable – related party. We do not have any capital commitments and do not have any external sources of working capital available.

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

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the three months ended June 30, 2021 and 2020, we have reported net losses of $70,304 and $113,356, respectively. During the six months ended June 30, 2021 and 2020, we have reported net losses of $145,762 and $183,868, respectively. As of June 30, 2021, we had a working capital deficit of $431,047, our accumulated deficit was $1,861,459. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	June 30,	June 30,
	2021	2020
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(62,889)	$(72,245)
Net cash provided by (used in) investing activities	$—	$—
Net cash provided by financing activities	$55,662	$27,000

The decrease in cash used in our operating activities in the first six months of 2021 as compared to the 2020 is due to a decrease in our net loss, a decrease in prepaid expenses and an increase in accounts payable and accrued expense offset by an increase in in-kind contribution of service.

There was no net cash provided by or used in investing activities during first six months of 2021 and 2020.

Net cash provided by financing activities during the first six months of 2021 and 2020 reflects proceeds from notes payable and notes payable – related party.

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note is currently in default.

On February 3, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note is currently in default.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
31.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
32.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

———————

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: October 8, 2021

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: October 8, 2021

