Form 10-K
period 2021-12-31
Vynleads, Inc.
filed 2022-03-31
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

As of March 31, 2022, the registrant had 11,599,830 shares of common stock issued and outstanding.

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

Marketing and sales

We sell products through our websites at www.constitutionalhealth.com , www.wearedwd.com, and www.dwdprotocol.com. We utilize digital media, primarily paid search, paid social, affiliate marketing and display advertising to drive traffic to our web site. We also use social networking sites, including Facebook, Twitter, and various blogs. In 2021 and 2020 we spent $0 and $895, respectively, on advertising.

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

Employees

At March 31, 2022, we had one employee including our chief executive officer.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded but the market is limited and sporadic. It is listed on OTCQB with the symbol of VYND. As of March 21, 2022 the price is $0.28

Holders

We have 55 stockholders of record holding 11,599,830 shares of our common stock as of March 21, 2022.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. [RESERVED]

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2021 and 2020.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $1,987,278 as of December 31, 2021. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2021 compared to the year fiscal ended December 31, 2020

Revenues

Revenues for 2021 were $484, a decrease of $47,778, or 99.0%, from $48,262 in 2020. The decline in revenues was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the year. The reduced advertising spend also impacted the number of new customers we acquired for the year, this included subscriptions and supplement product lines. COVID-19 has impacted our ability to raise new capital, hence affecting overall revenues and operating costs.

Costs and Expenses

Total costs and operating expenses decreased $153,293, or 36.5%, to $267,257 in 2021 from $420,550 in 2020. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•	Cost of revenue decreased $24,241, or 42.7%, to $32,467 in 2021 compared to $56,708 in 2020, and increased as a percentage of net revenue to 6,708.1% from 117.5%. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers, merchant processing fees, call center support, and order processing. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines and subscriptions.

•	Advertising expenses decreased $895 or 100%, to $0 in 2021 from $895 in 2020, and decreased as a percentage of net revenue to 0% from 1.9%. The decrease in advertising expenses as a percentage of our net revenues is the result of our advertising cost per sale decreasing. We monitor our advertising purchases and customer acquisition costs based on various advertising websites, partners and campaigns, and we adjust our campaign costs based on new website subscriptions or sales. The decrease is also due to cost cutting measures.

•	Selling, general and administrative expenses decreased $128,157, or 35.3%, to $234,790 in 2021 from $362,947 in 2020, and increased as a percentage of net revenue to 48,510.6% from 752%. The decrease in SG&A in 2021 as compared to 2020 is principally attributable to decreases in consulting and accounting expenses, exchange fees and filing, office expenses and payroll tax expenses.

Net Loss

Our net loss for the year ended December 31, 2021 was $271,581 compared to $379,630 for the year ended December 31, 2020.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at December 31, 2021 as compared to December 31, 2020.

	December 31, 2021	December 31, 2020

Total current assets	$25,390	$37,999
Total current liabilities	$517,256	$379,359
Working capital deficit	$(491,866)	$(341,360)

The reduction in total current assets between the periods primarily reflects a reduction in cash and prepaid expense. The increase in total current liabilities reflects an increase in notes payable, accounts payable, and accrued expenses. We do not have any capital commitments and do not have any external sources of working capital available.

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

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the years ended December 31, 2021 and 2020, we have reported net losses of $271,581 and $379,630, respectively. As of December 31, 2021, our working capital was a deficit of $491,866, our accumulated deficit was $1,987,278, and we had negative cash flows from operations of $130,513. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	December 31, 2021	December 31, 2020

Net cash used in operating activities	$(130,513)	$(112,666)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$125,000	$56,500

The increase in cash used in our operating activities in 2021 as compared to 2020 is due to a decrease in net loss and a courtesy PPP loan credit offset by increases in accounts payable and capital contribution of services from the CEO and a decrease in the holdback receivable and prepaid expenses.

There was no net cash provided by or used in investing activities during 2021 and 2020.

Net cash provided by financing activities during 2021 reflects proceeds from notes payable – related party and proceeds from additional notes payable offset by repayment of notes payable. Net cash provided by financing activities during 2020 reflects the loan from Bank of America under the Paycheck Protection Program.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2018.

Boynton Beach, Florida

March 31, 2022

Vynleads, Inc.

Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$1,716	$7,229
Accounts Receivable	—	635
Holdback Receivable from merchant, net of reserve for refunds of $58 and $42, respectively	15,764	16,929
Prepaid Expenses and other current assets	7,910	13,206
Total current assets	25,390	37,999
Total assets	$25,390	$37,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$267,006	$256,784
Notes Payable	235,250	122,575
Notes Payable – Related Party	15,000	—
Total current liabilities	517,256	379,359
Notes Payable, net of current	—	8,925
Total liabilities	517,256	388,284

Commitments and contingencies (See Note 8)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,494,252	1,364,252
Accumulated deficit	(1,987,278)	(1,715,697)
Total stockholders' deficit	(491,866)	(350,285)
Total liabilities and stockholders' deficit	$25,390	$37,999

 The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

	For the year ended
	December 31,
	2021	2020

Revenue, net of refunds and chargebacks	$484	$48,262

Cost and Expenses:
Cost of Revenue	32,467	56,708
Advertising	—	895
Selling, general and administrative expense	234,790	362,947
Total costs and expenses	267,257	420,550
Loss from operations	(266,773)	(372,288)
Other income	6,250	2,000
Interest expense	(11,058)	(8,188)
Net loss before provision for income taxes	(271,581)	(378,476)
Income tax expense	—	(1,154)
Net loss	$(271,581)	$(379,630)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	11,596,431	11,469,717

 The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	11,399,830	$1,140	$1,199,565	$(1,336,067)	$(135,362)
Common Stock Issued for Services	200,000	20	44,980	—	45,000
Stock-based compensation	—	—	224	—	224
Capital Contribution	—	—	119,483	—	119,483
Net Loss	—	—	—	(379,630)	(379,630)
Balance at December 31, 2020	11,599,830	1,160	1,364,252	(1,715,697)	(350,285)
Capital Contribution	—	—	130,000	—	130,000
Net Loss	—	—	—	(271,581)	(271,581)
Balance at December 31, 2021	11,599,830	$1,160	$1,494,252	$(1,987,278)	$(491,866)

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statement of Cash Flows

	For the Years Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(271,581)	$(379,630)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	—	39,599
Capital contribution from CEO	130,000	119,483
PPP Courtesy Credit	(6,250)	—
Changes in operating assets and liabilities and other, net	17,318	107,882
Net cash flows used in operating activities	(130,513)	(112,666)

Cash flows from financing activities:
Proceeds from notes payable	120,000	56,500
Proceeds from notes payable – related party	15,000	—
Repayment of notes payable	(10,000)	—
Net cash flows provided by financing activities	125,000	56,500

Net decrease in cash	(5,513)	(56,166)
Cash at beginning of year	7,229	63,395
Cash at end of year	$1,176	$7,229

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1,555

Interest paid	$3,226	$5,602

Supplemental for non-cash investing and financing activities:
Stock issued for prepaid consulting	$—	$5,625

 The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

2. Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt. During the years ended December 31, 2021 and 2020, we have reported net losses of $271,581 and $379,630, respectively. As of December 31, 2021, our working capital deficit was $491,866, our accumulated deficit was $1,987,278, and we had cash used in operations of $130,513. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $15,764, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $58 and $42 as of December 31, 2021 and 2020, respectively.

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

Our percentages of revenue by type for years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020

Internet content subscriptions	0.0%	15.2%
Nutritional supplements	100.0%	84.8%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the years ended December 31, 2021 and 2020 were $0 and $895, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the years ended December 31, 2021 and 2020.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The carrying amounts of our cash, holdback receivable, prepaid expense and other current asset, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2021 and 2020.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

4. Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 is $596. This note is currently in default.

During the year ended December 31, 2021 and 2020, we paid to Mr. Bezusov $0 and $2,000, respectively. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the years ended December 31, 2021 and 2020, $130,000 and $116,443, respectively, are included as part of selling, general and administrative expense. The salary forgiven is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 8 and 10).

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

5. Income Taxes

For the year ended December 31, 2021, the provision for income taxes was $0. For the year ended December 31, 2020 the provision for income taxes was $1,154. Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2021, we have net operating loss carryforwards of approximately $1.8 million. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Net operating losses of approximately $1.39 million may be carried forward indefinitely subject to limitation. Net operating losses of approximately $407,000 will begin expiring in 2037. Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes. The reasons for these differences are:

	2021		2020
	Tax	Rate	Tax	Rate
Taxes computed at statutory rate
Federal	$(57,032)	21.00%	$(79,480)	21.00%
State	(10,727)	3.95%	(14,950)	3.95%
Total taxes at blended statutory rate	$(67,759)	24.95%	$(94,430)	24.95%
Increase (decrease) resulting from:
Effect of tax rate change	—	0.00%	—	0.00%
Nondeductible expenses	—	0.00%	—	0.00%
State income tax refund	—	0.00%	—	0.00%
Other	385	-0.14%	3,318	-0.88%
Change in valuation allowance	67,374	-24.81%	92,266	-24.38%
Total income tax (benefit) expense	$—	-0.00%	$1,154	-0.31%

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2021 and 2020, are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$509,708	$441,506
Amortization of intangibles	7,485	8,317
Reserve for refunds	15	11
Stock compensation	3,774	774
Charitable contribution carryforward	3,355	3,355
Total deferred tax assets	524,337	456,963
Less: Valuation allowance	(524,337)	(456,963)
Net deferred tax assets	$—	$—

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

Because of our historical earnings history, the net deferred tax asset for 2021 has been reduced based on the amount deemed recoverable from the use of loss carrybacks. The change in the valuation allowance was an increase of $67,374 and $92,266 for the years ended December 31, 2021 and 2020, respectively.

6. Notes Payable

On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 is $62

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 is $644.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 is $306. This note is currently in default.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 is $644. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 is $356. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 is $596. The note is currently in default.

On February 3, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On November 19, 2021, the Company fully repaid the note payable and $400 of related accrued interest.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 and December 31, 2020 is $1,015 and $40, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 and December 31, 2020 is $590 and $90, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The company received a $6,250 courtesy credit from the lender on September 15, 2021. The loan balance at December 31, 2021 is $20,750. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was paid. Accrued interest on December 31, 2021 and December 31, 2020 is $4,010 and $1,510, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2021 and December 31, 2020 is $2,630 and $1,380, respectively.This note is currently in default.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

During the years ended December 31, 2021 and 2020, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2021 and 2020 of $130,000 and $116,443 are included as part of selling, general and administrative expense. The salary forgiven is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See Notes 4 and 10).

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”). Primoris was issued 200,000 common shares at a fair value of $45,000 ($0.225 per share) on June 30, 2020. 100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public. For the years ended December 31, 2021 and December 31, 2020, we have recorded stock-based compensation of $0 and $3,937, respectively. As of December 31, 2021 and December 31, 2020, $0 and $5,625, respectively, is recorded in prepaid expense related to the consulting agreement.

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. As of December 31, 2021 and December 31, 2020, $96,000 and $84,000 are recorded as accrued expenses, respectively. The agreement was not renewed upon expiration date.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

10. Stockholders Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2021 and 2020, there are 11,599,830 and 11,599,830 shares of common stock outstanding, respectively and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the year ended December 31, 2021 and 2020 of $130,000 and $116,443 are included as part of selling, general and administrative expense. The salary forgiven is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4 and 8).

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of December 31, 2021 and 2020, 100,000 and 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

During the years ended December 31, 2021 and 2020, we have recorded stock-based compensation expense of $0 and $224, respectively, which is included in our selling, general and administrative expense on the accompanying Statements of Operations.

As of December 31, 2021 and December 31, 2020, the intrinsic value for warrants outstanding and exercisable is $28,932 and $144,662, respectively.

The following table summarizes information about the warrants outstanding and exercisable as of December 31, 2021 and 2020:

	2021		2020
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	485,766	$0.364	485,766	$0.364
Exercisable, end of year	485,766	$0.364	485,766	$0.364

As of December 31, 2021

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	1.10	$0.364	485,766	$0.364

As of December 31, 2020

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	2.10	$0.364	485,766	$0.364

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021 and December 31, 2020, the intrinsic value for option outstanding and exercisable is $7,500 and $37,500, respectively.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2021 and 2020:

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

As of December 31, 2021

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	6.93	$0.225	100,000	$0.225

As of December 31, 2020

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	7.93	$0.225	100,000	$0.225

12. Subsequent Events

On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013).

Our management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from no segregation of duties, no multiple level of review in the financial close process and lack of experienced accounting staff with expertise in the application of GAAP. These weaknesses are primarily due to our lack of employees and qualified staff.

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

Changes in Internal Control Over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the year ended December 31, 2021.

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

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Positions
Alex J. Mannine	33	Chief Executive Officer, Secretary, Director
Stanislav Bezusov	34	Executive Vice President, Chief Technology Officer, Chief Operating Officer, Director
Sergei Stetsenko	51	Director

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
32

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2020	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer	2021	130,000	—	—	—	—	—	—	130,000

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

During the years ended December 31, 2021 and 2020, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2021 and 2020 of $130,000 and $119,483 are included as part of selling, general and administrative expense. The salary forgiven is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. In 2021 and 2020, we paid Mr. Bezusov $0 and $2,000, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021:

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

Director Compensation

We have not paid any compensation to our directors as of December 31, 2021. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2021 and 2020.

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

The percentage ownership information in the table below is based on 11,599,830 shares of common stock outstanding as of March 31, 2022.

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
35

(2)	The number of shares beneficially owned by Mr. Stetsenko includes 385,766 shares issuable upon the exercise of a warrant exercisable at $0.225 per share expiring in January 2023 held of record by CRG Finance AG. Mr. Stetsenko has voting and dispositive control over securities held of record by that entity.

The following table provides information as of December 31, 2021 about the Company’s equity compensation plans.

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
36

(iii)	Any of our promoters and control persons; and
(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the years ended December 31, 2021 and 2020, we paid Mr. Bezusov $0 and $2,000, respectively, in consulting fees pursuant to a verbal agreement with him. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2021 and 2020 of $130,000 and $119,483 are included as part of selling, general and administrative expense. The salary forgiven is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

During the year ended December 31, 2020, Mr. Mannine personally paid $3,040 of company expenses. This is reflected as contributed capital in the financial statements.

Director Independence

We do not presently have any independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Liggett & Webb, P.A., served as our independent registered public accounting firm for 2021 and 2020. The following table shows the fees that were billed for the audit and other services provided by such firm for 2021 and 2020.

	2021	2020
Audit Fees	$24,065	$24,423
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$24,065	$24,423

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2021 and 2020 were pre-approved by the entire Board of Directors.

37

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

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vynleads, Inc.

By:	/s/ Alex J. Mannine
Alex J. Mannine, Chief Executive Officer Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: March 31, 2022

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: March 31, 2022