Form 10-Q
period 2022-09-30
Vynleads, Inc.
filed 2022-11-21
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 18, 2022, the registrant had 11,599,830 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current Assets:
Cash	$4,401	$1,716
Holdback Receivable from merchant, net of reserve for refunds of $58 and $58, respectively	15,764	15,764
Prepaid Expenses and other current assets	4,570	7,910
Total current assets	24,735	25,390
Total assets	$24,735	$25,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$269,112	$267,006
Notes Payable	335,250	235,250
Notes Payable - Related Party	15,000	15,000
Total current liabilities	619,362	517,256
Total liabilities	619,362	517,256

Commitments and contingencies (See Note 6)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,591,752	1,494,252
Accumulated deficit	(2,187,539)	(1,987,278)
Total stockholders' deficit	(594,627)	(491,866)
Total liabilities and stockholders' deficit	$24,735	$25,390

The accompanying condensed notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue, net of refunds and chargebacks	$—	$—	$49	$484

Cost and Expenses:
Cost of Revenue	4,873	8,717	18,315	25,084
Selling, general and administrative expense	50,931	45,394	171,563	169,546
Total costs and expenses	55,804	54,111	189,878	194,630
Loss from operations	(55,804)	(54,111)	(189,829)	(194,146)
Other Income(expense):
Other Income	—	6,500	—	6,500
Interest expense	(4,152)	(2,480)	(10,431)	(8,207)
Net loss before provision for income taxes	(59,956)	(50,091)	(200,260)	(195,853)
Income tax expense	—	—	—	—
Net loss	$(59,956)	$(50,091)	$(200,260)	$(195,853)

Net loss per common share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net loss per common share, diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	11,599,830	11,599,830	11,599,830	11,595,285
Weighted average common shares outstanding, diluted	11,599,830	11,599,830	11,599,830	11,595,285

The accompanying condensed notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Deficit

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	11,599,830	$1,160	$1,364,252	$(1,715,697)	$(350,285)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2021	—	—	—	(75,458)	(75,458)
Balance at March 31, 2021 (Unaudited)	11,599,830	1,160	1,396,752	(1,791,155)	(393,243)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended June 30, 2021	—	—	—	(70,304)	(70,304)
Balance at June 30, 2021 (Unaudited)	11,599,830	$1,160	$1,429,252	$(1,861,459)	$(431,047)
In Kind Contribution of Services			32,500		32,500
Net Loss for the three months ended September 30, 2021	—	—	—	(50,091)	(50,091)
Balance at September 30, 2021 (Unaudited)	11,599,830	1,160	$1,461,752	$(1,911,550)	$(448,638)

Balance at December 31, 2021	11,599,830	$1,160	$1,494,252	$(1,987,278)	$(491,866)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2022	—	—	—	(82,187)	(82,187)
Balance at March 31, 2022 (Unaudited)	11,599,830	1,160	1,526,752	(2,069,465)	(541,553)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended June 30, 2022	—	—	—	(58,118)	(58,118)
Balance at June 30, 2022 (Unaudited)	11,599,830	$1,160	$1,559,252	$(2,127,583)	$(567,171)
In Kind Contribution of Services			32,500		32,500
Net Loss for the three months ended September 30, 2022	—	—	—	(59,955)	(59,955)
Balance at September 30, 2022 (Unaudited)	11,599,830	$1,160	$1,591,752	$(2,187,538)	$(594,627)

The accompanying condensed notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(200,260)	$(195,853)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	97,500	97,500
PPP Courtesy Credit	—	(6,500)
Changes in operating assets and liabilities and other, net	5,445	29,881
Net cash flows used in operating activities	(97,315)	(74,972)

Cash flows from financing activities:
Proceeds from notes payable	100,000	55,000
Proceeds from notes payable - related party	—	15,000
Net cash flows provided by financing activities	100,000	70,000

Net Increase (decrease) in cash	2,685	(4,972)
Cash at beginning of period	1,716	7,229
Cash at end of period	$4,401	$2,257

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—

Interest paid	$—	$—

The accompanying condensed notes are an integral part of these unaudited financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

2.       Going Concern

Our unaudited financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the nine months ended September 30, 2022 and 2021, we have reported net losses of $200,260 and $195,853, respectively. As of September 30, 2022, we had a negative working capital of $594,627 and an accumulated deficit of $2,187,539. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

3.       Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 30, 2022 and the results of our operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full 2022 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”).

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $58 and $58 as of September 30, 2022 and December 31, 2021, respectively.

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

Our percentages of revenue by type for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Internet content subscriptions	0.0%	0.0%	100.0%	0.0%
Nutritional supplements	0.0%	100.0%	0.0%	100.0%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended September 30, 2022 and 2021 were $0 and $0, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place. For the nine months ended September 30, 2022 and 2021 were $0 and $0, respectively.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the three and nine months ended September 30, 2022 and 2021.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of September 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.       Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $968 and $596 respectively. This note is currently in default.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three and nine months ended September 30, 2022 and 2021, $32,500 and $97,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 6 and 8).

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

5.       Notes Payable and Notes Payable – Related Party

On August 12, 2022, the company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 is $252.

On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 is $740.

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 is $635.

On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 is $677.

On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $623 and $62, respectively.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $2,514 and $644, respectively.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $865 and $306, respectively. This note is currently in default.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $1,392 and $644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $730 and $356, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $1,157 and $596, respectively. The note is currently in default.

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

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $1,742 and $1,015, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $963 and $590, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of September 30, 2022 and December 31, 2021, the loan balance was $20,750. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of September 30, 2022 and December 31, 2021 is $5,901 and $4,010, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $3,575 and $2,630, respectively. This note is currently in default.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three and nine months ended September 30, 2022 and September 30, 2021, $32,500 and $97,500 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

Commitments

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of September 30, 2022 and December 31, 2021, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905.

We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG which was amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2019, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement. The agreement was renewed in May 2023.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

Under terms of the consulting agreement, we agreed to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. The consulting agreement was not renewed and expired on February 11, 2021. As of September 30, 2022 and December 31, 2021, $96,000 and $96,000 are recorded as accrued expense, respectively.

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

7.       Concentration of Credit Risk and Major Customers and Suppliers

Revenues are concentrated with a single customer composing of 100% total revenues for the three and nine months ending September 30, 2022.

We purchase our inventory of herbal/natural supplements from one supplier. While we believe that we will be able to find a secondary supplier, there could be a manufacturing delay in the transition to a new supplier and such a supply interruption would materially impact our business for some period of time.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

8.       Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021, there are 11,599,830 and 11,599,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

In-kind Contribution of Service

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. During the three and nine months ended September 30, 2022 and September 30, 2021, $32,500 and $97,500 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 6).

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

As of September 30, 2022 and December 31, 2021, the intrinsic value for warrants outstanding and exercisable is $19,288 and $28,932, respectively.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

The following table summarizes information about the warrants earned and outstanding as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)		December 31, 2021

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	485,766	$0.364	485,766	$0.364
Exercisable, end of period	485,766	$0.364	485,766	$0.364

As of September 30, 2022 (Unaudited)

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	0.61	$0.364	485,766	$0.364

As of December 31, 2021

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	1.10	$0.364	485,766	$0.364

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 6, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, the intrinsic value for options outstanding and exercisable is $5,000 and $7,500, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)		December 31, 2021

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of period	1,000,000		1,000,000

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2022 (UNAUDITED)

As of September 30, 2022 (Unaudited)

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	6.44	$0.225	100,000	$0.225

As of December 31, 2021

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	6.93	$0.225	100,000	$0.225

10.        Subsequent Events

On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due date on year of execution, or a date in the which the Company seems one million in total investment capital, whichever occurs first.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,187,538 as of September 30, 2022. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and nine months ended September 30, 2022 (“2022 third quarter”) compared to the three and nine months ended September 30, 2021 (“2021 third quarter”)

Revenues

There was no revenue for the three months ending September 30, 2022 and a revenue decreased of $435, or 89.88%, in the nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The decline for the three and nine months period was across all product lines. COVID-19 has impacted our overall business due to change of interest in small cap market investments particularly. This has limited our ability to raise capital for advertising and marketing, thus reducing revenues in the first period. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the quarter. The reduced advertising spending also impacted the number of new customers we acquired for the period, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses increased $1,693 and decrease $4,752, or 3.13% and 2.44%, in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•	Cost of revenue decreased $3,844 and $6,769, or 44.10% and 26.98%, in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines.

•	Selling, general and administrative expenses increased $5,537, and $2,017 or 12.20% and 1.19%, in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The decrease in SG&A is principally attributable to decreases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the nine months ended September 30, 2022 was $200,260 compared to $195,853 for the nine months ended September 30, 2021. Our net loss for the three month ended September 30, 2022 was $59,956 compared to $50,091 for the three months ended September 30, 2021. Decrease in net loss are attributable to the decrease in revenues which was offset by the decrease in costs and expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at September 30, 2022 as compared to December 31, 2021.

	September 30,		December 31,
	2022		2021
	(unaudited)

Total current assets	$24,735		$25,390
Total current liabilities	$619,361		$517,256
Working capital deficit	$(594,62	6)	$(491,866)

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

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the nine months ended September 30, 2022 and 2021, we have reported net losses of $200,260 and $195,853, respectively. As of September 30, 2022, we had a working capital deficit of $594,626 our accumulated deficit was $2,187,538. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	September 30,	September 30,
	2022	2021
	(unaudited)	(unaudited)

Net cash used in operating activities	$(97,315)	$(74,972)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$100,000	$70,000

The increase in cash used in our operating activities in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2022 is due to the increase in net loss offset by increase in prepaid expenses and increase in accounts payable and accrued expenses.

There was no net cash provided by or used in investing activities during the nine months ended September 30, 2022 and 2021 second quarters.

Net cash provided by financing activities during the nine months ended September 30, 2022 reflects proceeds from notes payable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $867 and $306, respectively. This note is currently in default.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $1,392 and $644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $730 and $356, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $1,157 and $596, respectively. The note is currently in default.

 On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $1,741 and $1,015 respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $963 and $589, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020, $1,250 of accrued interest was repaid. Accrued interest as of September 30, 2022 and December 31, 2021 is $5,921 and $4,010, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2022 and December 31, 2021 is $3,585 and $2,630, respectively. This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: November 21, 2022

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: November 21, 2022