Form 10-K
period 2022-12-31
Vynleads, Inc.
filed 2023-03-21
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 21, 2023, the registrant had 11,599,830 shares of common stock issued and outstanding.

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

Marketing and sales

We sell products through our websites at www.constitutionalhealth.com, www.wearedwd.com, and www.dwdprotocol.com. We utilize digital media, primarily paid search, paid social, affiliate marketing and display advertising to drive traffic to our web site. We also use social networking sites, including Facebook, Twitter, and various blogs. In 2022 and 2021 we spent $0 and $0, respectively, on advertising.

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

Employees

At March 25, 2023, we had one employee including our chief executive officer.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded but the market is limited and sporadic. It is listed on OTCQB with the symbol of VYND. As of March 21, 2023 the price is $0.28

Holders

We have 55 stockholders of record holding 11,599,830 shares of our common stock as of March 21, 2023.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2022 and 2021.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,260,901 as of December 31, 2022. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2022 compared to the year fiscal ended December 31, 2021

Revenues

Revenues for 2022 were $49, a decrease of $435, or 89.8%, from $484 in 2021. The decline in revenues was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the year. The reduced advertising spend also impacted the number of new customers we acquired for the year, this included subscriptions and supplement product lines. COVID-19 has impacted our ability to raise new capital, hence affecting overall revenues and operating costs.

Costs and Expenses

Total costs and operating expenses decreased 5,960, or 2.23%, to $261,297 in 2022 from $267,257 in 2021. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•	Cost of revenue decreased $3,270, or 10.07%, to $29,197 in 2022 compared to $32,467 in 2021. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers, merchant processing fees, call center support, and order processing. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines and subscriptions.

•	Selling, general and administrative expenses decreased $2,690, or 1.15%, to $232,100 in 2022 from $234,790 in 2021. The decrease in SG&A is principally attributable to decreases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the year ended December 31, 2022 was $273,624 compared to $271,581 for the year ended December 31, 2021.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at December 31, 2022 as compared to December 31, 2021.

	December 31, 2022	December 31, 2021

Total current assets	$24,328	$25,390
Total current liabilities	$659,817	$517,256
Working capital deficit	$(635,489)	$(491,866)

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

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the years ended December 31, 2022 and 2021, we have reported net losses of $273,624 and $271,581, respectively. As of December 31, 2022, our working capital was a deficit of $635,489, our accumulated deficit was $2,260,901, and we had negative cash flows from operations of $123,693 These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	December 31, 2022	December 31, 2021

Net cash used in operating activities	$(123,692)	$(130,513)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$122,479	$125,000

The increase in cash used in our operating activities in 2022 as compared to 2021 is due to an increase in net loss and courtesy PPP loan credit offset by increases in accounts payable and capital contribution from the CEO and a decrease in the holdback receivable and prepaid expenses.

There was no net cash provided by or used in investing activities during 2022 and 2021.

Net cash provided by financing activities during 2022 reflects proceeds from notes payable.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters to be communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We did not identify critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2022.

Assurance Dimensions

Margate, Florida

March 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vynleads, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boynton Beach, Florida

March 31, 2022

Vynleads, Inc.

Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$503	$1,716
Accounts Receivable	—	—
Holdback Receivable from merchant, net of reserve for refunds of $58 and $58, respectively	15,764	15,764
Prepaid Expenses and other current assets	8,061	7,910
Total current assets	24,328	25,390
Total assets	$24,328	$25,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$290,788	$267,006
Notes Payable	354,029	235,250
Notes Payable – Related Party	15,000	15,000
Total current liabilities	659,817	517,256
Total liabilities	659,817	517,256

Commitments and contingencies (See Note 8)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares issued and outstanding	1,160	1,160
Additional paid-in capital	1,624,252	1,494,252
Accumulated deficit	(2,260,901)	(1,987,278)
Total stockholders' deficit	(635,489)	(491,866)
Total liabilities and stockholders' deficit	$24,328	$25,390

 The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

	For the year ended
	December 31,
	2022	2021

Revenue, net of refunds and chargebacks	$49	$484
Cost and Expenses:
Cost of Revenue	29,197	32,467
Gross Loss	$(29,148)	$(31,983)
Operating Expense
Selling, general and administrative expense	232,100	234,790
Total costs and expenses	232,100	234,790
Loss from operations	(261,248)	(266,773)
Other income(expense)
Gain on partial PPP Loan Forgiveness	3,700	6,250
Interest expense	(13,570)	(11,058)
Net loss before provision for income taxes	(271,118)	(271,581)
State Income tax expense	(2,505)	—
Net loss	$(273,623)	$(271,581)

Net loss per common share, basic	$(0.01)	$(0.02)
Net loss per common share, diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic	11,599,830	11,596,431
Weighted average common shares outstanding, diluted	11,599,830	11,596,431

 The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	11,599,830	$1,160	$1,364,252	$(1,715,697)	$(350,285)
In Kind Contribution of Services	—	—	130,000	—	130,000
Net Loss	—	—	—	(271,581)	(271,581)
Balance at December 31, 2021	11,599,830	1,160	1,494,252	(1,987,278)	(491,866)
In Kind Contribution of Services	—	—	130,000	—	130,000
Net Loss	—	—	—	(273,623)	(273,623)
Balance at December 31, 2022	11,599,830	$1,160	$1,624,252	$(2,260,901)	$(635,489)

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statement of Cash Flows

	For the Years Ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(273,623)	$(271,581)
Adjustments to reconcile net loss to net cash flows used in operating activities
In Kind Contribution of Services	130,000	130,000
PPP Courtesy Credit	(3,700)	(6,250)
Changes in operating assets and liabilities and other, net	23,631	17,318
Net cash flows used in operating activities	(123,692)	(130,513)

Cash flows from financing activities:
Proceeds from notes payable	125,000	120,000
Proceeds from notes payable – related party	—	15,000
Repayment of notes payable	(2,521)	(10,000)
Net cash flows provided by financing activities	122,479	125,000

Net decrease in cash	(1,213)	(5,513)
Cash at beginning of year	1,716	7,229
Cash at end of year	$503	$1,716

Supplemental disclosure of cash flow information:
Income taxes paid	$2,505	$—

Interest paid	$13,570	$3,226

 The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

2. Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt. During the years ended December 31, 2022 and 2021, we have reported net losses of $273,623 and $271,581, respectively. As of December 31, 2022, our working capital deficit was $635,489, our accumulated deficit was $2,260,901, and we had cash used in operations of $123,693 . As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $58 and $58 as of December 31, 2022 and 2021, respectively.

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

Our percentages of revenue by type for years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021

Internet content subscriptions	0.0%	0.0%
Nutritional supplements	100.0%	100.0%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the years ended December 31, 2022 and 2021.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The carrying amounts of our cash, holdback receivable, prepaid expense and other current asset, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2022 and 2021.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

4. Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2022 is $1,336. This note is currently in default.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the years ended December 31, 2022 and 2021, $130,000 and $130,000, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 8 and 10).

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

5. Income Taxes

For the year ended December 31, 2022 the provision for income taxes was $2,505. For the year ended December 31, 2021 the provision for income taxes was $0. Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2022, we have net operating loss carryforwards of approximately $1.8 million. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Net operating losses of approximately $1.39 million may be carried forward indefinitely subject to limitation. Net operating losses of approximately $407,000 will begin expiring in 2037. Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes. The reasons for these differences are:

	2022		2021
	Tax	Rate	Tax	Rate
Taxes computed at statutory rate
Federal	$(57,117)	21.00%	$(57,032)	21.00%
State	(9,160)	3.95%	(10,727)	3.95%
Total taxes at blended statutory rate	$(66,277)	24.95%	$(67,759)	24.95%
Increase (decrease) resulting from:
Effect of tax rate change	—	0.00%	—	0.00%
Nondeductible expenses	31,581	0.00%	—	0.00%
State income tax refund	—	0.00%	—	0.00%
Other	—	-0.14%	385	-0.14%
Change in valuation allowance	36,336	-24.81%	67,374	-24.81%
Total income tax (benefit) expense	$1,640	-0.00%	$(0)	-0.00%

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2022 and 2021, are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$423,025	$509,707
Amortization of intangibles	7,936	7,485
Reserve for refunds	0	15
Stock compensation	3,774	3,774
Charitable contribution carryforward	3,355	3,355
Total deferred tax assets	438,090	524,337
Less: Valuation allowance	(438,090)	(524,337)
Net deferred tax assets	$—	$—

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

Because of our historical earnings history, the net deferred tax asset for 2020 has been reduced based on the amount deemed recoverable from the use of loss carrybacks. The change in the valuation allowance was decrease of $86,247 and $92,266 for the years ended December 31, 2022 and 2021, respectively.

6. Notes Payable

On August 12, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 is $753.

On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 is $1,507.

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 is $887.

On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 is $929.

On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $812 and $62, respectively.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $3,143 and $644, respectively. This note is currently in default.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $1,056 and $306, respectively. This note is currently in default.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $1,644 and $644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $856 and $356, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $1,346 and $596, respectively. The note is currently in default.

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

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $1,987 and $1,012, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $1,089 and $590, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of December 31, 2022 and December 31, 2021, the loan balance was $20,750. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of December 31, 2022 and December 31, 2021 is $6,551 and $4,051 respectively.This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of December 31, 2022 and December 31, 2021 is $3,900 and $2,650, respectively. This note is currently in default.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

During the years ended December 31, 2022 and 2021, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2022 and 2021 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See Notes 4 and 10).

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On February 12, 2020, we entered a consulting agreement with Primoris Group Inc (“Primoris”). Primoris was issued 200,000 common shares at a fair value of $45,000 ($0.225 per share) on June 30, 2020. 100,000 shares are restricted from resale or transfer by Primoris per the consulting agreement until February 12, 2021. The consultant has an option to register 100,000 on any future registration statement. In addition to any restrictions imposed by the agreement, all the shares require an exemption for resale to the public. For the years ended December 31, 2022 and December 31, 2021, we have recorded stock-based compensation of $0 and $0, respectively. As of December 31, 2022 and December 31, 2021, $0 and $0, respectively, is recorded in prepaid expense related to the consulting agreement.

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. As of December 31, 2022 and December 31, 2021, $0 and $96,000 are recorded as accrued expenses, respectively. The agreement was not renewed upon expiration date.

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

The revenues are concentrated with a single customer.

We purchase our inventory of herbal/natural supplements from one supplier. While we believe that we will be able to find a secondary supplier, there could be a manufacturing delay in the transition to a new supplier and such a supply interruption would materially impact our business for some period of time.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

10. Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2022 and 2021, there are 11,599,830 and 11,599,830 shares of common stock outstanding, respectively and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the year ended December 31, 2022 and 2021 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4 and 8).

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of December 31, 2022 and 2021, 100,000 and 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

As of December 31, 2022 and December 31, 2021, the intrinsic value for warrants outstanding and exercisable is $19,288 and $28,932, respectively.

The following table summarizes information about the warrants outstanding and exercisable as of December 31, 2022 and 2021:

	2022		2021
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	485,766	$0.364	485,766	$0.364
Exercisable, end of year	485,766	$0.364	485,766	$0.364

As of December 31, 2022

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766.61		$0.364	485,766	$0.364

As of December 31, 2021

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225 -$0.90	485,766	1.10	$0.364	485,766	$0.364

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022 and December 31, 2021, the intrinsic value for option outstanding and exercisable is $5,000 and $7,500, respectively.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2022 and 2021:

	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

As of December 31, 2022

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	6.44	$0.225	100,000	$0.225

As of December 31, 2021

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	6.93	$0.225	100,000	$0.225

12. Subsequent Events

On March 1, 2023, the company executed a note payable to an individual in the amount of $60,000, interest accrues 5% per annum, unsecured, and due date on year of execution, or a date in the which the company seems one million in total investment capital, whichever occurs first.

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

Our management has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from no segregation of duties, no multiple level of review in the financial close process and lack of experienced accounting staff with expertise in the application of GAAP. These weaknesses are primarily due to our lack of employees and qualified staff.

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

Changes in Internal Control Over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the year ended December 31, 2022.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2021	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer	2022	130,000	—	—	—	—	—	—	130,000

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

During the years ended December 31, 2022 and 2021, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2022 and 2021 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. In 2022 and 2021, we paid Mr. Bezusov $0 and $0, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2022:

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

Director Compensation

We have not paid any compensation to our directors as of December 31, 2022. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2022 and 2021.

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

The percentage ownership information in the table below is based on 11,599,830 shares of common stock outstanding as of December 31, 2022.

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

During the years ended December 31, 2022 and 2021, we paid Mr. Bezusov $0 and $0, respectively, in consulting fees pursuant to a verbal agreement with him. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services is determined by the board of directors.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2022 and 2021 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

During the year ended December 31, 2020, Mr. Mannine personally paid $3,040 of company expenses. This is reflected as contributed capital in the financial statements.

Director Independence

We do not presently have any independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Liggett & Webb, P.A., and Assurance Dimensions served as our independent registered public accounting firm for 2022. Liggett & Webb, P.A. served as our independent registered public accounting firm for 2021 until their resignation on November 15, 2022. The following table shows the fees that were billed for the audit and other services provided by such firms for 2022 and 2021.

	2022	2021
Audit Fees	$23,602	$24,065
Audit-Related Fees	—	—
Tax Fees	3,000	—
All Other Fees	—	—
Total	$26,602	$24,423

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
31.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
32.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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
Alex J. Mannine, Chief Executive Officer Dated: March 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: March 21, 2023

By:	/s/ Stanislav Bezusov
Stanislav Bezusov Executive Vice President, Chief Operating Officer and Chief Technology Officer, director Dated: March 21, 2023