Form 10-Q
period 2023-03-31
Vynleads, Inc.
filed 2023-05-15
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, the registrant had 11,599,830 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current Assets:
Cash	$19,436	$503
Holdback receivable from merchant, net of reserve for refunds of $58 and $58, respectively	15,764	15,764
Prepaid expenses and other current assets	4,071	8,061
Total current assets	39,271	24,328
Total assets	$39,271	$24,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$269,366	$290,788
Notes payable	432,461	354,029
Notes payable - related party	15,000	15,000
Total current liabilities	716,827	659,817
Total liabilities	716,827	659,817

Commitments and contingencies (See Note 6)	—	—

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,656,752	1,624,252
Accumulated deficit	(2,335,468)	(2,260,901)
Total stockholders' deficit	(677,556)	(635,489)
Total liabilities and stockholders' deficit	$39,271	$24,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue, net of refunds and chargebacks	$—	$—

Cost and Expenses:
Cost of revenue	12,922	7,328
Selling, general and administrative expenses	56,836	71,720
Total costs and expenses	69,758	79,048
Loss from operations	(69,758)	(79,048)
Interest expense	(4,809)	(3,139)
Net loss before provision for income taxes	$(74,567)	$(82,187)
Provision for income taxes	—	—
Net loss	$(74,567)	$(82,187)

Net loss per common share, basic	$(0.01)	$(0.01)
Net loss per common share, diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	11,599,830	11,599,830
Weighted average common shares outstanding, diluted	11,599,830	11,599,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Stockholders' Deficit

Three Months Ended March 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	11,599,830	$1,160	$1,494,252	$(1,987,278)	$(491,866)
In kind contribution of services	—	—	32,500	—	32,500
Net loss for the three months ended March 31, 2022	—	—	—	(82,187)	(82,187)
Balance at March 31, 2022 (Unaudited)	11,599,830	$1,160	$1,526,752	$(2,069,465)	$(541,553)

Balance at December 31, 2022	11,599,830	$1,160	$1,624,252	$(2,260,901)	$(635,489)
In kind contribution of services	—	—	32,500	—	32,500
Net loss for the three months ended March 31, 2023	—	—	—	(74,567)	(74,567)
Balance at March 31, 2023 (Unaudited)	11,599,830	$1,160	$1,656,752	$(2,335,468)	$(677,556)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(74,567)	$(82,187)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	32,500	32,500
Changes in operating assets and liabilities and other, net	(19,000)	7,782
Net cash flows used in operating activities	(61,067)	(41,905)

Cash flows from financing activities:
Proceeds from notes payable	80,000	40,000
Cash overdraft	—	189
Net cash flows provided by financing activities	80,000	40,189

Net increase (decrease) in cash	18,933	(1,716)
Cash at beginning of period	503	1,716
Cash at end of period	$19,436	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended March 31, 2023 and 2022, we have reported net losses of $74,567 and $82,187, respectively. As of March 31, 2023, we had a negative working capital of $677,556 and an accumulated deficit of $2,335,468. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

3.       Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2023 and the results of our operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”).

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $58 and $58 as of March 31, 2023 and December 31, 2022, respectively.

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

Our percentages of revenue by type for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended
	March 31,
	(Unaudited)
	2022	2021
Internet content subscriptions	—	—
Nutritional supplements	—	—

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Advertising Costs

Advertising costs for the three months ended March 31, 2023 and 2022 were $0 and $0, respectively. Advertising costs are expensed as incurred or at the first time the advertising activity takes place.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the three months ended March 31, 2023 and 2022.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of March 31, 2023 and December 31, 2022.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.       Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,531 and $1,346, respectively. This note is currently in default.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2023 and 2022, $32,500 and $32,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 6 and 8).

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

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

5.       Notes Payable

On January 17, 2023, the company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the Company secures one million in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 is $200.

On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the Company secures one million in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $555 and $247, respectively.

On August 12, 2022, the company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the Company secures one million in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $252 and $247, respectively.

On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,737 and $1,233, respectively.

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,134 and $887, respectively. This note is currently in default.

On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,175 and $929, respectively. This note is currently in default.

On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $996 and $812, respectively. This note is currently in default.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $3,760 and $3,143, respectively. This note is currently in default.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,241 and $1,056, respectively. This note is currently in default.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,890 and $1,644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $979 and $856, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,531 and $1,346, respectively. The note is currently in default.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $2,228 and $1,987, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,212 and $1,089, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of March 31, 2023 and December 31, 2022, the loan balance was $13,484 and $14,529, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of March 31, 2023 and December 31, 2022 is $7,168 and $6,551, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $4,209 and $3,900, respectively. This note is currently in default.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2023 and March 31, 2022, $32,500 and $32,500 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

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

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. As of March 31, 2023 and December 31, 2022, $96,000 and $96,000 are recorded as accrued expense, respectively. The agreement was not renewed upon expiration date.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

8.       Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of March 31, 2023 and December 31, 2022, there are 11,599,830 and 11,599,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

In-kind Contribution of Service

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2023 and March 31, 2022, $32,500 and $32,500 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 6).

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of March 31, 2023 and December 31, 2022, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

Warrants expired as of March 31,2023. As of December 31, 2022, the intrinsic value for warrants outstanding and exercisable is $19,288.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

The following table summarizes information about the warrants earned and outstanding as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)		December 31, 2022

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	485,766	—	—	—
Outstanding, end of period	—	—	485,766	$0.364
Exercisable, end of period	—	—	485,766	$0.364

As of March 31, 2023 (Unaudited)

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
—	—	—	—	—	—

As of December 31, 2022

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766	1.12	$0.364	485,766	$0.364

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 6, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the intrinsic value for options outstanding and exercisable is $43,500 and $5,000, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)		December 31, 2022

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of period	1,000,000		1,000,000

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2023 (UNAUDITED)

As of March 31, 2023 (Unaudited)

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	5.68	$0.225	100,000	$0.225

As of December 31, 2021

	Options Outstanding			Options Exercisable

Remaining
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (In Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	5.93	$0.225	100,000	$0.225

10.        Subsequent Events

No subsequent events to report.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,335,468 as of March 31, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three months ended March 31, 2023 (“2023 first quarter”) compared to the three months ended March 31, 2022 (“2022 first quarter”)

Revenues

Revenues for 2023 first quarter were $0.

Costs and Expenses

Total costs and operating expenses decreased by $9,290, or 11.75%, to $69,758 for the 2023 first quarter from $79,048 for the 2022 first quarter. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

•	Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines.

•	Selling, general and administrative expenses decreased by $14,884 or 20.75%, to $56,836 in the 2023 first quarter from $71,720 in the 2022 first quarter and decreased as a percentage of net revenue to 0%. The decrease in selling, general and administration expensese is principally attributable to decreases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the 2023 first quarter was $74,567 compared to $82,187 for the 2022 first quarter. Increases in net loss is attributable to the decrease in revenues which was offset by the decrease in costs and expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at March 31, 2023 as compared to December 31, 2022.

	March 31,	December 31,
	2023	2022
	(unaudited)

Total current assets	$39,271	$24,327
Total current liabilities	$716,827	$659,817
Working capital deficit	$(677,556)	$(635,489)

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2023.

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the three months ended March 31, 2023 and 2022, we have reported net losses of $74,567 and $82,187 respectively. As of March 31, 2023, we had a working capital deficit of $677,556, our accumulated deficit was $2,335,468. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	March 31,	March 31,
	2023	2022
	(unaudited)	(unaudited)

Net cash used in operating activities	$(61,067)	$(41,905)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$80,000	$40,189

The increase in cash used in our operating activities in the 2023 first quarter as compared to the 2022 first quarter is due to the decrease in net loss offset by decrease in accounts payable and accrued expenses.

There was no net cash provided by or used in investing activities during 2023 and 2022 first quarters.

Net cash provided by financing activities during the 2023 first quarter reflects proceeds from notes payable.

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,134 and $887, respectively. This note is currently in default.

 On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,175 and $929, respectively. This note is currently in default.

 On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $996 and $812, respectively. This note is currently in default.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $3,760 and $3,143, respectively. This note is currently in default.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,241 and $1,056, respectively. This note is currently in default.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,890 and $1,644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $979 and $856, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,531 and $1,346, respectively. The note is currently in default.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $2,228 and $1,987, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $1,212 and $1,089, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of March 31, 2023 and December 31, 2022 is $7,168 and $6,551 respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2023 and December 31, 2022 is $4,209 and $3,900, respectively. This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: May 15, 2023