Form 10-Q
period 2023-06-30
Vynleads, Inc.
filed 2023-08-11
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 15, 2023, the registrant had 11,599,830 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$745	$503
Holdback receivable from merchant, net of reserve for refunds of $58 and $58, respectively	15,903	15,764
Prepaid expenses and other current assets	—	8,061
Total current assets	16,648	24,328
Total assets	$16,648	$24,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$270,306	$290,788
Notes payable	442,461	354,029
Notes payable - related party	15,000	15,000
Total current liabilities	727,767	659,817
Total liabilities	727,767	659,817

Commitments and contingencies (See Note 6)	—	—

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares and 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,689,252	1,624,252
Accumulated deficit	(2,401,531)	(2,260,901)
Total stockholders' deficit	(711,119)	(635,489)
Total liabilities and stockholders' deficit	$16,648	$24,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue, net of refunds and chargebacks	$—	$49	$—	$49

Cost and Expenses:
Cost of revenue	1,036	6,115	13,958	13,443
Selling, general and administrative expenses	59,472	48,913	116,307	120,633
Total costs and expenses	60,508	55,028	130,265	134,076
Loss from operations	(60,508)	(54,979)	(130,265)	(134,027)
Interest expense	(5,555)	(3,139)	(10,365)	(6,278)
Net loss before provision for income taxes	(66,063)	(58,118)	(140,630)	(140,305)
Income tax expense	—	—	—	—
Net loss	$(66,063)	$(58,118)	$(140,630)	$(140,305)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,599,830	11,599,830	11,599,830	11,599,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockhoders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	11,599,830	$1,160	$1,494,252	$(1,987,278)	$(491,866)
In kind contribution of services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2022	—	—	—	(82,187)	(82,187)
Balance at March 31, 2022 (Unaudited)	11,599,830	1,160	1,526,752	(2,069,465)	(541,553)
In kind contribution of services	—	—	32,500	—	32,500
Net Loss for the three months ended June 30, 2022	—	—	—	(58,118)	(58,118)
Balance at June 30, 2022 (Unaudited)	11,599,830	$1,160	$1,559,252	$(2,127,583)	$(567,171)

Balance at December 31, 2022	11,599,830	$1,160	$1,624,252	$(2,260,901)	$(635,489)
In kind contribution of services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2023	—	—	—	(74,567)	(74,567)
Balance at March 31, 2023 (Unaudited)	11,599,830	1,160	1,656,752	(2,335,468)	(677,556)
In kind contribution of services	—	—	32,500	—	32,500
Net Loss for the three months ended June 30, 2023	—	—	—	(66,063)	(66,063)
Balance at June 30, 2023 (Unaudited)	11,599,830	$1,160	$1,689,252	$(2,401,531)	$(711,119)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June,
	2023	2022
Cash flows from operating activities:
Net loss	$(140,630)	$(140,305)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	65,000	65,000
Changes in operating assets and liabilities and other, net	(14,128)	6,246
Net cash flows used in operating activities	(89,758)	(69,059)

Cash flows from financing activities:
Proceeds from notes payable	90,000	80,000
Net cash flows provided by financing activities	90,000	80,000

Net increase in cash	242	10,941
Cash at beginning of period	503	1,716
Cash at end of period	$745	$12,657

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—

Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended June 30, 2023 and 2022, we have reported net losses of $140,630 and $140,305, respectively. As of June 30, 2023, we had a negative working capital of $711,119 and an accumulated deficit of $2,401,531. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $15,903, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

3.       Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited condensed financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 30, 2023 and the results of our operations and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $58 and $58 as of June 30, 2023 and December 31, 2022, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board (FASB) and Accounting Standard Codification (ASC) Topic 606. Revenues are recognized when the Company satisfies a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount specified in the contract with our customer and that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company also assesses our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition.

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

Our percentages of revenue by type for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Internet content subscriptions	0.0%	100.0%	0.0%	100.0%
Nutritional supplements	0.0%	0.0%	0.0%	0.0%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

 Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 585,766 shares for the three and six months ended June 30, 2023 and 2022.

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

Stock-Based Compensation

We account for stock based instruments issued to employees and non-employees for services in accordance with ASC Topic 718.

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

Fair Value of Financial Instruments

We follow ASC 820-10, “Fair Value Measurements and Disclosures,” for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

The carrying amounts of our cash, holdback receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of June 30, 2023 and December 31, 2022.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.       Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,718 and $1,346 respectively. This note is currently in default.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the years six months ended June 30, 2023 and 2022, $32,500 and $32,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 6 and 8).

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

5.       Notes Payable

On May 17, 2023, the company executed a note payable to an individual in the amount of $10,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 is $125.

On March 02, 2023, the company executed a note payable to an individual in the amount of $60,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 is $986.

On January 17, 2023, the company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 is $463.

On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $866 and $247, respectively.

On August 12, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $882 and $386, respectively.

On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $2,238 and $1,244, respectively. This note is currently in default

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,383 and $887, respectively. This note is currently in default.

On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,425 and $929, respectively. This note is currently in default.

On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,183 and $812, respectively. This note is currently in default.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $4,383 and $3,143, respectively. This note is currently in default.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,428 and $1,056, respectively. This note is currently in default.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $2,140 and $1,644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,104 and $856, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,717 and $1,346, respectively. The note is currently in default.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $2,471 and $1,987, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,337 and $1,089, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The company received a $6,250 courtesy credit from the lender on September 15, 2021. As of June 30, 2023 and December 31, 2022, the loan balance was $12,961 and $14,529, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of June 30, 2023 and December 31, 2022 is $7,791 and $6,551 respectively.This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $4,521 and $3,900, respectively.This note is currently in default.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three and six months ended June 30, 2023 and June 30, 2022, $32,500 and $65,000 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

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

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. As of June 30, 2023 and December 31, 2022, $96,000 and $96,000 are recorded as accrued expense, respectively. The agreement was not renewed upon expiration date.

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

8.       Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there are 11,599,830 and 11,599,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

In-kind Contribution of Service

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. During the three and six months ended June 30, 2023 and June 30, 2022, $65,000 and $65,000 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 6).

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of June 30, 2023 and December 31, 2022, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

Warrants expired as of June 30,2023. As of December 31, 2022, the intrinsic value for warrants outstanding and exercisable is $19,288.

The following table summarizes information about the warrants earned and outstanding as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)		December 31, 2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	485,766	—	—	—
Outstanding, end of period	—	$—	485,766	$0.364
Exercisable, end of period	—	$—	485,766	$0.364

As of June 30, 2023 (Unaudited)

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted		Weighted
		Contractual	Average		Average
	Number	Life (In	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Years)	Price	Exercisable	Price
—	—	—	—	—	—

As of December 31, 2022

	Warrants Outstanding			Warrants Exercisable

Remaining
		Average	Weighted
		Contractual	Average		Weighted
	Number	Life (In	Exercise	Number	Average
Range of Exercise Price	Outstanding	Years)	Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766.12		$0.364	485,766	$0.364

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 6, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the intrinsic value for options outstanding and exercisable is $7,500 and $5,000, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)		December 31, 2022

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of period	1,000,000		1,000,000

 As of June 30, 2023 (Unaudited)

	Options Outstanding			Options Exercisable

Remaining
Average
		Contractual	Weighted		Weighted
	Number	Life (In	Average	Number	Average
Range of Exercise Price	Outstanding	Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	5.68	$0.225	100,000	$0.225

As of December 31, 2022

	Options Outstanding			Options Exercisable

Remaining
Average
		Contractual	Weighted		Weighted
	Number	Life (In	Average	Number	Average
Range of Exercise Price	Outstanding	Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	5.93	$0.225	100,000	$0.225

 10. Subsequent Events

On June 23, 2023, the company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date on year of execution, or a date in the which the company seems one million in total investment capital, whichever occurs first. The proceeds of this note was received on July 5,2023.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,401,531 as of June 30, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and six months ended June 30, 2023 (“2023 second quarter”) compared to the three and six months ended June 30, 2022 (“2022 first quarter”)

Revenues

Revenues for 2023 second quarter were $0.

Costs and Expenses

Total costs and operating expenses decreased by $5,079 and increased by $515 or 83.06% and 3.83% in the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. The decrease in operating cost and expense was due to savings initiative to offset the decline in revenue.

•	Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines.

•	Selling, general and administrative expenses increased by $10,559 and decreased by $4,326 or 21.59% and 3.59% in the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. The decrease in selling, general and administration expenses is principally attributable to decreases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the six months ended June 30, 2023 was $140,630 compared to $140,305 for the six months ended June 30, 2022. Our net loss for the three month ended June 30, 2023 was $66,063 compared to $58,118 for the three months ended June 30, 2022. Increase in net loss are attributable to the decrease in revenues which was offset by the increase in costs and expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at June 30, 2023 as compared to December 31, 2022.

	June 30,	December 31,
	2023	2022
	(unaudited)

Total current assets	$16,648	$24,328
Total current liabilities	$727,767	$659,817
Working capital deficit	$(711,119)	$(635,489)

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

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the six months ended June 30, 2023 and 2022, we have reported net losses of $140,630 and $140,305 respectively. As of June 30, 2023, we had a working capital deficit of $711,119, our accumulated deficit was $2,401,531. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Condensed Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	June 30,	June 30,
	2023	2022
	(unaudited)	(unaudited)

Net cash used in operating activities	$(89,758)	$(69,059)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$90,000	$80,000

The increase in cash used in our operating activities in the six months ended June 30, 2023 as compared to the six months ended June 30, 2023 is due to the increase in net loss offset by increase in prepaid expenses and increase in accounts payable and accrued expenses.

There was no net cash provided by or used in investing activities during the six months ended June 30, 2023 and 2022 second quarters.

Net cash provided by financing activities during the six months ended June 30, 2023 reflects proceeds from notes payable.

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $2,236 and $1,244, respectively. This note is currently in default.

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,383 and $887, respectively. This note is currently in default.

 On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,425 and $929, respectively. This note is currently in default.

 On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,183 and $812, respectively. This note is currently in default.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $4,383 and $3,143, respectively. This note is currently in default.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,428 and $1,056, respectively. This note is currently in default.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $2,140 and $1,644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,104 and $856, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,717 and $1,346, respectively. The note is currently in default.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $2,471 and $1,987, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $1,337 and $1,089, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of June 30, 2023 and December 31, 2022 is $7,791.10 and $6,551 respectively.This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of June 30, 2023 and December 31, 2022 is $4,520 and $3,900, respectively.This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: August 11, 2023

