Form 10-Q
period 2023-09-30
Vynleads, Inc.
filed 2023-11-13
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

As of November 13, 2023, the registrant had 11,599,830 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current Assets:
Cash	$2	$503
Holdback receivable from merchant, net of reserve for refunds of $58 and $58, respectively	15,764	15,764
Prepaid expenses and other current assets	80	8,061
Total current assets	15,846	24,328
Total assets	$15,846	$24,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$276,470	$290,788
Notes payable	440,419	354,029
Notes payable - related party	40,000	15,000
Total current liabilities	756,889	659,817
Total liabilities	756,889	659,817

Commitments and contingencies (See Note 6)	—	—

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,721,752	1,624,252
Accumulated deficit	(2,463,955)	(2,260,901)
Total stockholders' deficit	(741,043)	(635,489)
Total liabilities and stockholders' deficit	$15,846	$24,328

The accompanying notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue, net of refunds and chargebacks	$—	$—	$—	$49

Cost and Expenses:
Cost of revenue	8,558	4,873	22,516	18,315
Selling, general and administrative expenses	47,949	50,931	164,257	171,563
Total costs and expenses	56,507	55,804	186,773	189,878
Loss from operations	(56,507)	(55,804)	(186,773)	(189,829)
Interest expense	(5,917)	(4,152)	(16,281)	(10,431)
Net loss before provision for income taxes	(62,424)	(59,956)	(203,054)	(200,260)
Income tax expense	—	—	—	—
Net loss	$(62,424)	$(59,956)	$(203,054)	$(200,260)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	11,599,830	11,599,830	11,599,830	11,599,830

The accompanying notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	11,599,830	$1,160	$1,494,252	$(1,987,278)	$(491,866)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2022	—	—	—	(82,187)	(82,187)
Balance at March 31, 2022 (Unaudited)	11,599,830	1,160	1,526,752	(2,069,465)	(541,553)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended June 30, 2022	—	—	—	(58,118)	(58,118)
Balance at June 30, 2022 (Unaudited)	11,599,830	1,160	1,559,252	(2,127,583)	(567,171)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended September 30, 2022	—	—	—	(59,956)	(59,956)
Balance at September 30, 2022 (Unaudited)	11,599,830	$1,160	$1,591,752	$(2,187,539)	$(594,627)

Balance at December 31, 2022	11,599,830	$1,160	$1,624,252	$(2,260,901)	$(635,489)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2023	—	—	—	(74,567)	(74,567)
Balance at March 31, 2023 (Unaudited)	11,599,830	1,160	1,656,752	(2,335,468)	(677,556)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended June 30, 2023	—	—	—	(66,063)	(66,063)
Balance at June 30, 2023 (Unaudited)	11,599,830	1,160	1,689,252	(2,401,531)	(711,119)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended September 30, 2023	—	—	—	(62,424)	(62,424)
Balance at September 30, 2023 (Unaudited)	11,599,830	$1,160	$1,721,752	$(2,463,995)	$(741,043)

The accompanying notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September,
	2023	2022

Cash flows from operating activities:
Net loss	$(203,054)	$(200,260)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	97,500	97,500
Decrease in prepaid expenses and other current assets	7,981	3,340
(Decrease) increase in accounts payable and accrued expenses	(14,318)	2,105
Net cash flows used in operating activities	(111,891)	(97,315)

Cash flows from financing activities:
Proceeds from notes payable	90,000	100,000
Proceeds from notes payable – related party	25,000	—
Payment of notes payable	(3,610)	—
Net cash flows provided by financing activities	111,390	100,000

Net (decrease) increase in cash	(501)	2,685
Cash at beginning of period	503	1,716
Cash at end of period	$2	$4,401

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—

Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended September 30, 2023 and 2022, we have reported net losses of $203,054 and $200,260, respectively. As of September 30, 2023, we had a negative working capital of $741,043 and an accumulated deficit of $2,463,955. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds of $15,764, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

3.       Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited financial statements (the “Financial Statements”) of Vynleads, Inc. (the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 30, 2023 and the results of our operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year. The Financial Statements should be read in conjunction with the audited financial statements for the Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”).

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $58 and $58 as of September 30, 2023 and December 31, 2022, respectively.

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

Our percentages of revenue by type for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Internet content subscriptions	0.0%	0.0%	0.0%	100.0%
Nutritional supplements	0.0%	0.0%	0.0%	0.0%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

 Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 and 585,766 shares for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The carrying amounts of our cash, holdback receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of September 30, 2023 and December 31, 2022.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.       Related Party Transactions

On July 5, 2023, the company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 is $315.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,907 and $1,346 respectively. This note is currently in default.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three and nine months ended September 30, 2023 and 2022, $32,500 and $97,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 6 and 8).

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

5.       Notes Payable

On July 5, 2023, the company executed a note payable to MR. Sergei Stetsenko, a member of the Board of Directors, in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 is $315.

On May 17, 2023, the company executed a note payable to an individual in the amount of $10,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 is $251.

On March 02, 2023, the company executed a note payable to an individual in the amount of $60,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 is $1,742.

On January 17, 2023, the company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 is $715.

On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,250 and $247, respectively. This note is currently in default.

On August 12, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,501 and $386, respectively. This note is currently in default.

On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $3,003 and $1,244, respectively. This note is currently in default.

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,636 and $887, respectively. This note is currently in default.

On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,677 and $929, respectively. This note is currently in default.

On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,373 and $812, respectively. This note is currently in default.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $5,104 and $3,143, respectively. This note is currently in default.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,617 and $1,056, respectively. This note is currently in default.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $2,392 and $1,644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,230 and $856, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,906 and $1,346, respectively. The note is currently in default.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $2,716 and $1,987, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,463 and $1,089, respectively. This note is currently in default.

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying business for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The company received a $6,250 courtesy credit from the lender on September 15, 2021. As of September 30, 2023 and December 31, 2022, the loan balance was $10,919 and $14,529, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of September 30, 2023 and December 31, 2022 is $8,421 and $6,551 respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $4,836 and $3,900, respectively. This note is currently in default.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three and nine months ended September 30, 2023 and September 30, 2022, $32,500 and $97,500 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

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

Under terms of the consulting agreement, we agree to pay Primoris $8,000 per month payable in advance of the month in which services are to be rendered as a consulting fee. As of September 30, 2023 and December 31, 2022, $96,000 and $96,000 are recorded as accrued expense, respectively. The agreement was not renewed upon expiration date.

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

8.       Stockholders’ Equity

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, there are 11,599,830 and 11,599,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

In-kind Contribution of Service

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. During the three and nine months ended September 30, 2023 and September 30, 2022, $32,500 and $97,500 respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 6).

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

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of September 30, 2023 and December 31, 2022, 100,000 of these warrants have vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years.

Warrants expired as of March 31, 2023. As of December 31, 2022, the intrinsic value for warrants outstanding and exercisable is $19,288.

The following table summarizes information about the warrants earned and outstanding as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)		December 31, 2022

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	485,766	—	—	—
Outstanding, end of period	—	$—	485,766	$0.364
Exercisable, end of period	—	$—	485,766	$0.364

 As of September 30, 2023 (Unaudited)

	Warrants Outstanding			Warrants Exercisable

Remaining
Average
Range of	Number	Contractual Life (In	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Years)	Exercise Price	Exercisable	Exercise Price
—	—	—	—	—	—

As of December 31, 2022

	Warrants Outstanding			Warrants Exercisable

Remaining
Average
Range of	Number	Contractual Life (In	Weighted Average	Number	Average
Exercise Price	Outstanding	Years)	Exercise Price	Exercisable	Exercise Price
$0.225 - $0.90	485,766.12		$0.364	485,766	$0.364

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

Any option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted under the 2017 Plan to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The 2017 Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any plan participant during any calendar year cannot exceed $100,000. Option awards may provide for the exercise by means of cash, consideration received by us under a broker-assisted sale and remittance program, cashless exercise, any other consideration legally permitted, or a combination of the foregoing. The 2017 Plan administrator may also determine the method of payment of the exercise price at the time the option is being exercised. Grants under the 2017 Plan are not transferable.

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, more fully described in Note 6, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vested upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective. No stock option expense was recorded during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, the intrinsic value for options outstanding and exercisable is $32,500 and $5,000, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)		December 31, 2022

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of period	1,000,000		1,000,000

As of September 30, 2023 (Unaudited)

	Warrants Outstanding			Warrants Exercisable

Average
Range of	Number	Contractual Life (In	Weighted Average	Number	Average
Exercise Price	Outstanding	Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	5.18	$0.225	100,000	$0.225

As of December 31, 2022

	Warrants Outstanding			Warrants Exercisable

Remaining
Average
Range of	Number	Contractual Life (In	Weighted Average	Number	Average
Exercise Price	Outstanding	Years)	Exercise Price	Exercisable	Exercise Price
$0.225	100,000	5.93	$0.225	100,000	$0.225

10. Subsequent Events

On October 25, 2023, the company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,463,955 as of September 30, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and nine months ended September 30, 2023 (“2023 third quarter”) compared to the three and nine months ended September 30, 2022 (“2022 third quarter”)

Revenues

Revenues for 2023 third quarter were $0.

Costs and Expenses

Total costs and operating expenses increased by $703 and decreased by $3,105 or 1.26% and 1.64% in the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The decrease in operating cost and expense was due to savings initiative to offset the decline in revenue.

•	Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines.

•	Selling, general and administrative expenses decreased by $2,982 and decreased by $7,306 or 5.86% and 4.26% in the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. The decrease in selling, general and administration expenses is principally attributable to decreases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the nine months ended September 30, 2023 was $203,054 compared to $200,260 for the nine months ended September 30, 2022. Our net loss for the three month ended September 30, 2023 was $62,424 compared to $59,956 for the three months ended September 30, 2022. Increase in net loss are attributable to the decrease in revenues which was offset by the increase in costs and expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at September 30, 2023 as compared to December 31, 2022.

	September 30,	December 31,
	2023	2022
	(unaudited)

Total current assets	$15,846	$24,328
Total current liabilities	$756,889	$659,817
Working capital deficit	$(741,043)	$(635,489)

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

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the nine months ended September 30, 2023 and 2022, we have reported net losses of $203,054 and $200,260 respectively. As of September 30, 2023, we had a working capital deficit of $741,043, our accumulated deficit was $2,463,955. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	September 30,	September 30,
	2023	2022
	(unaudited)	(unaudited)

Net cash used in operating activities	$(115,501)	$(97,315)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$115,000	$100,000

The increase in cash used in our operating activities in then nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is due to the increase in net loss offset by decrease in prepaid expenses and decrease in accounts payable and accrued expenses.

There was no net cash provided by or used in investing activities during the nine months ended September 30, 2023 and 2022 third quarters.

Net cash provided by financing activities during the nine months ended September 30, 2023 decreased reflects proceeds from notes payable.

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

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,250 and $247, respectively. This note is currently in default.

On August 12, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or the date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,501 and $386, respectively. This note is currently in default.

On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $3,003 and $1,244, respectively. This note is currently in default

On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,636 and $887, respectively. This note is currently in default.

On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,677 and $929, respectively. This note is currently in default.

On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,373 and $812, respectively. This note is currently in default.

On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $5,104 and $3,143, respectively. This note is currently in default.

On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,617 and $1,056, respectively. This note is currently in default.

On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $2,392 and $1,644, respectively. This note is currently in default.

On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,230 and $856, respectively. This note is currently in default.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,906 and $1,346, respectively. The note is currently in default.

On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $2,716 and $1,987, respectively. This note is currently in default.

On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $1,463 and $1,089, respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid. Accrued interest as of September 30, 2023 and December 31, 2022 is $8,421 and $6,551 respectively. This note is currently in default.

On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of September 30, 2023 and December 31, 2022 is $4,836 and $3,900, respectively. This note is currently in default.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: November 13, 2023

