Form 10-K
period 2023-12-31
Vynleads, Inc.
filed 2024-03-22
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes  ☒ No

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

As of March 20, 2024, the registrant had 11,599,830 shares of common stock issued and outstanding.

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

Vynleads' flagship brand, “Done with Diabetes” (DWD), was introduced in 2016. Since its inception, DWD has acquired more than 28,000 paying members and generated approximately $8M in gross revenues since its launch date on March 8, 2016. Vynleads plans to expand its Lifestyle Blueprint model, which powers DWD, across a range of verticals, with a focus on health and wellness support, and chronic illness management. Furthermore, we may leverage AI to support the customization and enhancement of our products and services for our members.

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

Markets for Lifestyle Blueprints

Our model is highly scalable, and we believe that we can enter new markets at a low cost and measured way. We expect to expand our product offerings in the future to include a Lifestyle Blueprint designed for adults who are overweight or obese. We also intend, over time, to expand our product offerings with additional Lifestyle Blueprints targeted to individuals with heart disease, mental health, memory loss and dementia, addiction, ADHD (attention deficit hyperactivity disorder), and the human papillomavirus virus (HPV). We have not, however, determined when we will be expanding our product offerings and there are no assurances we will ever do so.

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

We also use email advertising as a source of new customer generation. In the case of email advertising, we will pay for our advertisement link (picture or text) to be sent to a third-party publisher’s email list. We send our internally created advertisements to the third-party publisher with a unique tracking link embedded, and the third party publisher manages the entire emailing process. We embed the unique tracking link to assist us to evaluate the sales performance from each email list. Utilizing this process, we neither participate in the transmission of the actual emails nor do we have access to the potential customer's email.

We also utilize email lead generation to attract potential new customers. In this scenario, we may spend advertising dollars on a campaign that acquires new customer email leads. These leads typically review free articles or content online that we publish and offer the opportunity for the reader to join our emailing list to receive more information.

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

We believe our relationships with our supplement supplier and the third-party providers we utilize for fulfillment and customer service are good. However, while we believe we can replace the third-party providers for fulfillment and customer service with comparable companies at similar costs to us, a disruption in the relationship with our supplement supplier would materially impact our business until such time as we were able to establish a relationship with an alternative supplier.

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

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of our proprietary rights as well as our ability to operate without infringing on the proprietary rights of others. We utilized the unregistered brand name “Constitutional Health” in our business. We have been granted a limited non-transferrable, royalty-free license by NatureX Inc. to utilize the trademark “Glucevia®” for so long as we continue to acquire its fraxinus excelsior seed extract which is a component of our DWD nutritional supplements.

We also own the domain name www.vynleads.com, together with a number of additional domain name considerations which we may use in future periods. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Government regulation

Our industry is subject to federal, state and other governmental regulations. Certain federal and state agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing, and billing arrangements and other consumer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity and restrictions on our business operations. The FTC has in the past instituted enforcement actions against dietary supplement and food companies for false and misleading advertising of some of their products. There are no assurances that the FTC will not question our advertising claims in the future. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

Other aspects of our industry are also subject to government regulation. For example, the manufacturing, labeling, and distribution of food products, including nutritional supplements, are subject to strict United States Department of Agriculture, or “USDA,” and United States Food and Drug Administration, or “FDA,” requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. We rely on our supplement supplier to follow all applicable government regulations. If our supplement supplier should fail to conform to all applicable regulations, or if federal, state, local or foreign regulation of our industry increases for any reason, then we may be required to modify or discontinue our supplement offerings which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

Aspects of our industry are also subject to state regulations. In 1986, California passed The Safe Drinking Water and Toxic Enforcement Act of 1986, which is commonly known as “Proposition 65.” This proposition seeks to prevent businesses from exposing consumers to certain toxins, including lead, arsenic, and PCBs, without providing a warning. Because Proposition 65 did not set a safe harbor limit for reproductive health and PCBs, all products containing even trace amounts of PCBs require a specific warning label. In addition, for any food or nutritional supplements containing over 0.09 micrograms per day of PCBs, the state-mandated warning label is expanded to include an additional cancer warning. While at this time, the supplements we marked and sell do not contain the ingredients to require Proposition 65 disclosure, it is possible in the future other supplements we may market and sell will require the warning labels. It is also possible at additional states will also enact legislation which could require us to change the type of nutritional supplements or other products we market or discontinue offering certain products and services if the estimated cost of compliance outweighs the potential revenues.

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

Employees

At March 20, 2024, we had one employee including our chief executive officer.

Properties

We rent executive office space on a month-to-month basis under a co-working agreement with an unrelated third party at a monthly fee of $200.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded but the market is limited and sporadic. It is listed on OTCQB with the symbol of VYND. As of March 22, 2024 the price is $0.04

Holders

We have 45 stockholders of record holding 11,599,830 shares of our common stock as of March 22, 2024.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with the United States Generally Accepted Accounting Principles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2023 and 2022.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,524,338 as of December 31, 2023. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2023 compared to the year fiscal ended December 31, 2022

Revenues

Revenues for 2023 were $0, a decrease of $49, or 100%, from $49 in 2022. The decline in revenues was across all product lines. The decrease in sales for subscriptions and supplements was directly associated to a reduction in advertising spend for the year. The reduced advertising spend also impacted the number of new customers we acquired for the year, this included subscriptions and supplement product lines.

Costs and Expenses

Total costs and operating expenses decreased 25,571, or 9.79%, to $235,726 in 2023 from $261,297 in 2022. The decrease in operating costs and expenses was due to savings initiatives to offset the decline in revenue.

Cost of revenue increased $6,373, or 21.83%, to $35,570 in 2023 compared to $29,197 in 2022. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers, merchant processing fees, call center support, and order processing. The increase in cost of revenues as a percent of revenues is due to the decline in revenue across all product lines and subscriptions.

Selling, general and administrative expenses decreased $31,944, or 13.76%, to $200,156 in 2023 from $232,100 in 2022. The decrease in SG&A is principally attributable to decreases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the year ended December 31, 2023 was $263,437 compared to $273,623 for the year ended December 31, 2022.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at December 31, 2023 as compared to December 31, 2022.

	December 31, 2023	December 31, 2022

Total current assets	$36,405	$24,328
Total current liabilities	$805,331	$659,817
Working capital deficit	$(768,926)	$(635,489)

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

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the years ended December 31, 2023 and 2022, we have reported net losses of $263,437 and $273,623, respectively. As of December 31, 2023, our working capital was a deficit of $768,926, our accumulated deficit was $2,524,338, and we had negative cash flows from operations of $144,768. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	December 31, 2023	December 31, 2022

Net cash used in operating activities	$(144,768)	$(123,692)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$158,778	$122,479

The increase in cash used in our operating activities in 2023 as compared to 2022 is due to a decrease in accounts payable and decrease in the holdback receivable.

There was no net cash provided by or used in investing activities during 2023 and 2022.

Net cash provided by financing activities during 2023 reflects proceeds from notes payable.

Commitments and Contingencies

Information regarding our Commitments and Contingencies is contained in Note 8 to the Financial Statements.

Off-Balance Sheet Arrangements

We have not entered any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Revenue recognition – Our product revenues are generated through online channels, in which customers provide their credit and/or debit cards for processing payments to purchase our products and services. The credit cards go through various checks and balances to ensure these are valid charges. We use our judgment in various ways including: that the payment is valid if it is approved by the various credible checks in place by the online banking systems, we have engaged with to complete each transaction. In some cases, the banking partners in place will address charges as invalid or fraudulent, due to a lost credit card, or related, and can redress payments issued for up to 12 months or longer. These adjustments are typically done via chargebacks. Every transaction is tracked, but we are unable to ever completely verify a valid transaction. Beyond that, there are also estimated elements of when a consumer “changes their mind” on sale transactions and leveraging their banking relationships to chargeback the transaction. (Also known as friendly fraud in the space.) In addition to these elements and judgements, there is the case of all of our products having a 60-day money-back guarantee. In some cases, customers will take advantage of this system to use our digital services and products for 1-59 days, then decide to request a refund. As these and future events and their effects of these revenue-impacting elements cannot be determined with complete precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Financial Statements.

Holdback Receivables – Since a primary source of our income is generated through online channels, in which a merchant account and merchant bank relationship is developed, we naturally must account for holdback receivables. These merchant banks require “holdbacks,” based on the level of risk associated to a specific business or merchant account. In our case, to ensure we can continue processing credit/debit card sales online, our merchant bank requires them to holdback a percentage of that receivable money as a guarantee. The money they hold back is held in their accounts as a ‘reserve.’ They are able to hold a percentage of our monies based on our receivables. We use our judgment in various ways including: we believe the merchant bank will honor their agreement, and release funds based on what is agreed upon in our merchant agreement. We also believe they will continue to operate as expected and allow us to process sales and transactions accordingly. We also expect our partner merchant bank to be truthful and honorable should we close our accounts and request our monies to be released, in which they are able to hold those funds for upwards of 12 months to cover refunds, chargebacks, and related processing fees. As these and future events and their effects of these holdback receivable elements cannot be determined with complete precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Financial Statements.

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

As of December 31 2023, the Company maintained its status as an emerging growth company. In 2024, the Company will no longer be under the 5 year transition period and will no longer be considered an emerging growth company. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We did not identify critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2022.

Margate, Florida
March 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida

March 30, 2022

Vynleads, Inc.

Balance Sheets

As of December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$14,513	$503
Accounts receivable	—	—
Holdback receivable from merchant, net of reserve for refunds of $58 and $58, respectively	13,411	15,764
Prepaid expenses and other current assets	8,481	8,061
Total current assets	36,405	24,328
Total assets	$36,405	$24,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$277,524	$290,788
Notes payable	487,807	354,029
Notes payable – related party	40,000	15,000
Total current liabilities	805,331	659,817
Total liabilities	805,331	659,817

Commitments and contingencies (See Note 8)	—	—

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,754,252	1,624,252
Accumulated deficit	(2,524,338)	(2,260,901)
Total stockholders' deficit	(768,926)	(635,489)

Total liabilities and stockholders' deficit	$36,405	$24,328

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

For the years ended December 31, 2023 and December 31, 2022

	For the years ended
	December 31,
	2023	2022

Revenues, net of refunds and chargebacks	$—	$49

Cost and Expenses
Cost of revenue	35,570	29,197
Gross Loss	$(35,570)	$(29,148)

Operating Expenses
Selling, general and administrative expense	200,156	232,100
Total Operating Expenses	200,156	232,100

Loss from Operations	(235,726)	(261,248)

Other Income (Expense) from operations
Gain on partial PPP loan forgiveness	—	3,700
Interest expense	(25,941)	(13,570)
Net Loss before provision for income taxes	(261,667)	(271,118)

Income Taxes	(1,770)	(2,505)

NET LOSS	$(263,437)	(273,623)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.02)	$(0.02)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC	11,599,830	11,599,830
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: DILUTED	11,599,830	11,599,830

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	11,599,830	$1,160	$1,494,252	$(1,987,278)	$(491,866)
In Kind Contribution of Services	—	—	130,000	—	130,000
Net Loss	—	—	—	(273,623)	(273,623)
Balance at December 31, 2022	11,599,830	1,160	1,624,252	(2,260,901)	(635,489)
In Kind Contribution of Services	—	—	130,000	—	130,000
Net Loss	—	—	—	(263,437)	(263,437)
Balance at December 31, 2023	11,599,830	$1,160	$1,754,252	$(2,524,338)	$(768,926)

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	For the Years Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(263,437)	$(273,623)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	130,000	130,000
PPP courtesy credit	—	(3,700)
Changes in operating assets and liabilities and other, net	(11,331)	23,631
Net cash flows used in operating activities	(144,768)	(123,692)

Cash flows from financing activities:
Proceeds from notes payable	140,000	125,000
Proceeds from notes payable – related party	25,000	—
Repayment of notes payable	(6,222)	(2,521)
Net cash flows provided by financing activities	158,778	122,479

Net increase (decrease) in cash	14,010	(1,213)
Cash at beginning of year	503	1,716
Cash at end of year	$14,513	$503

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$2,505

Interest paid	$25,941	$13,570

The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

2. Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt. During the years ended December 31, 2023 and 2022, we have reported net losses of $263,437 and $273,623, respectively. As of December 31, 2023, our working capital deficit was $768,926, our accumulated deficit was $2,524,338, and we had cash used in operations of $144,768. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $13,411, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that judgment is involved in determining our reserve for refunds, our holdback reserve, and valuation of stock-based compensation. We evaluate our estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the Financial Statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $58 and $58 as of December 31, 2023 and 2022, respectively.

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

Our percentages of revenue by type for years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022

Internet content subscriptions	0.0%	0.0%
Nutritional supplements	0.0%	100.0%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 and 585,766 shares for the years ended December 31, 2023 and 2022, respectively.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Stock-Based Compensation

We account for stock-based instruments issued to employees and non-employees for services in accordance with Accounting Standard Codification (“ASC”) Topic 718.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The carrying amounts of our cash, holdback receivable, prepaid expense and other current asset, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2023 and 2022.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

4. Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest on December 31, 2023 is $1,336. This note is currently in default.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the years ended December 31, 2023 and 2022, $130,000 and $130,000, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 8 and 10).

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG Finance AG (hereinafter “CRG”) which was amended and restated an earlier agreement entered into in October 2017. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2020, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement. The agreement was renewed until May 2023.

As compensation under the terms of this agreement, we agreed to pay CRG certain fees for transactions which are consummated during the term of the agreement and for a one year period following the termination of the agreement, including:

•	a fee equal to 7% of the proceeds received by us plus a warrant exercisable into 7% of the shares of our common stock at the offering price of our shares for sales by us of equity or equity-linked securities to non-U.S. Persons introduced to us by CRG ;

•	a fee equal to 1% of the total gross cash proceeds or non-cash consideration received by us, together with a five year warrant exercisable into 1% of the securities issued or to be issued by us in a business combination with a non-U.S. person first introduced to us by CRG;

•	a fee equal to 1% of consideration received by us in any debt financing not convertible into equity, including, but not limited to, a revolving credit line or credit enhancement instrument, including on an insured or guarantee basis, with a non-U.S. Person first introduced to us by CRG; and

•	a fee equal to 2% of any revenue-producing contract, fee-sharing arrangement, licensing, royalty or similar agreement with a non-U.S. Person first introduced to us by CRG.

In addition to the foregoing fees, we have agreed to reimburse CRG for its pre-approved out-of-pocket expenses it incurs under the terms of the agreement. The agreement contains customary confidentiality and indemnification provisions.

5. Income Taxes

For the year ended December 31, 2023 the provision for income taxes was $1,770 For the year ended December 31, 2022 the provision for income taxes was $2,505. Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2023, we have net operating loss carryforwards of approximately $1.9 million. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Net operating losses of approximately $1.39 million may be carried forward indefinitely subject to limitation. Net operating losses of approximately $408,000 will begin expiring in 2037. Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes. The reasons for these differences are:

	2023		2022
	Tax	Rate	Tax	Rate
Taxes computed at statutory rate
Federal	$(55,294)	21.00%	$(57,117)	21.00%
State	(10,335)	3.95%	(9,160)	3.95%
Total taxes at blended statutory rate	$(65,629)	24.95%	$(66,277)	24.95%
Increase (decrease) resulting from:
Effect of tax rate change	—	0.00%	—	0.00%
Nondeductible expenses	2,010	-0.74%	31,581	0.00%
Temp difference – true up in NOL carryforward	2,580	-0.96%
State income tax refund	—	0.00%	—	0.00%
Other	—	0.00%	—	-0.14%
Change in valuation allowance	62,809	-23.25%	37,201	-24.81%
Total income tax (benefit) expense	$(1,770)	-0.00%	$(2,505)	-0.00%

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2023 and 2022, are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$485,834	$423,025
Amortization of intangibles	7,104	7,936
Reserve for refunds	16	—
Stock compensation	3,774	3,774
Charitable contribution carryforward	3,355	3,355
Total deferred tax assets	500,083	438,090
Less: Valuation allowance	(500,083)	(438,090)
Net deferred tax assets	$—	$—

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

The change in the valuation allowance reflects an increase of $61,993 for the year ended December 31, 2023 and a decrease of $86,247 for the year ended December 31, 2022.

6. Notes Payable

The following table summarizes notes payable as of December 31, 2023 and December 31, 2022:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2023	Balance at December 31, 2022
Note Payable** (a)	$50,000	11/18/2019	5/22/2020	5%	$50,000	$50,000
Note Payable** (b)	$25,000	11/18/2019	5/22/2020	5%	$25,000	$25,000
Note Payable** (c)	$$27,000	05/20/2020	4/20/2022	1%	$$8,307	$14,529
Note Payable** (d)	$10,000	10/27/2020	5/1/2021	5%	$10,000	$10,000
Note Payable** (e)	$19,500	12/17/2020	6/21/2021	5%	$19,500	$19,500
Note Payable** (f)	$10,000	4/15/2021	10/18/2021	5%	$10,000	$10,000
Note Payable** (g)	$20,000	5/10/2021	11/12/2021	5%	$20,000	$20,000
Note Payable** (h)	$15,000	8/4/2021	2/6/2022	5%	$15,000	$15,000
Note Payable** (i)	$50,000	9/28/2021	4/2/2022	5%	$50,000	$50,000
Note Payable** (j)	$15,000	12/1/2021	6/5/2022	5%	$15,000	$15,000
Note Payable** (k)	$20,000	1/26/2022	7/31/2022	5%	$20,000	$20,000
Note Payable** (l)	$20,000	2/10/2022	8/15/2022	5%	$20,000	$20,000
Note Payable** (m)	$40,000	5/18/2022	11/20/2022	5%	$40,000	$40,000
Note Payable** (n)	$20,000	8/12/2022	2/14/2023	5%	$20,000	$20,000
Note Payable** (o)	$25,000	10/20/2022	4/24/2023	5%	$25,000	$25,000
Note Payable** (p)	$20,000	1/12/2023	7/17/2023	5%	$20,000	$-
Note Payable** (q)	$60,000	3/1/2023	9/3/2023	5%	$60,000	$-
Note Payable** (r)	$10,000	5/17/2023	11/19/2023	5%	$10,000	$-
Note Payable (s)	$20,000	10/25/2023	4/28/2024	5%	$20,000	$-
Note Payable (t)	$15,000	11/22/2023	5/26/2024	5%	$15,000	$-
Note Payable (u)	$15,000	12/27/2023	6/30/2024	5%	$15,000	$-

				Balance	$487,807	$354,029
				Less current portion	$(487,807)	$(354,029)
				Total long-term	$-	$-

** Currently in default

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(a)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid.

(b)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(c)	On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of December 31, 2023 and December 31, 2022, the loan balance was $8,833 and $14,529, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

(d)	On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(e)	On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(f)	On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(g)	On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(h)	On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(i)	On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(j)	On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(k)	On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. 1929 and $929, respectively. .

(l)	On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(m)	On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(n)	On August 12, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(o)	On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first

(p)	On January 12, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(q)	On March 2, 2023, the Company executed a note payable to an individual in the amount of $60,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(r)	On May 19, 2023, the Company executed a note payable to an individual in the amount of $10,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(s)	On October 25, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(t)	On November 22, 2023, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(u)	On December 27, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

The following table summarizes notes payable, related parties as of December 31, 2023 and December 31, 2022:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2023	Balance at December 31, 2022
Note Payable (RP)** (v)	$15,000	3/16/2021	9/18/2021	5%	$15,000	$15,000
Note Payable (RP)** (w)	$25,000	6/23/2023	12/26/2023	5%	$25,000	$—

				Balance	$40,000	$15,000
				Less current portion	$(40,000)	$(15,000)
				Total long-term	$—	$—

** Currently in default

(v)	On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(w)	On July 5, 2022, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

The Company had total accrued interest for related party and non-related party notes payable of $50,364 and $24,423, as of December 31, 2023 and December 31 ,2022, respectively.

8. Commitments and Contingencies

Commitments

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2019, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement. The agreement was renewed until May 2024.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

As compensation under the terms of this agreement, we agreed to pay CRG certain fees for transactions which are consummated during the term of the agreement and for a one-year period following the termination of the agreement, including:

•	a fee equal to 7% of the proceeds received by us plus a warrant exercisable into 7% of the shares of our common stock at the offering price of our shares for sales by us of equity or equity-linked securities to non-U.S. Persons introduced to us by CRG;

•	a fee equal to 1% of the total gross cash proceeds or non-cash consideration received by us, together with a five year warrant exercisable into 1% of the securities issued or to be issued by us in a business combination with a non-U.S. person first introduced to us by CRG;

•	a fee equal to 1% of consideration received by us in any debt financing not convertible into equity, including, but not limited to, a revolving credit line or credit enhancement instrument, including on an insured or guarantee basis, with a non-U.S. Person first introduced to us by CRG; and

•	a fee equal to 2% of any revenue-producing contract, fee-sharing arrangement, licensing, royalty or similar agreement with a non-U.S. Person first introduced to us by CRG.

In addition to the foregoing fees, we have agreed to reimburse CRG for its pre-approved out of pocket expenses it incurs under the terms of the agreement. The agreement contains customary confidentiality and indemnification provisions.

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

10. Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2023 and 2022, there are 11,599,830 and 11,599,830 shares of common stock outstanding, respectively and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the year ended December 31, 2023 and 2022 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4 and 8).

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

Warrants

On October 10, 2017, we entered into the Financing Agreement with CRG, as more fully described in Notes 4 and 8. In connection with the related equity financing as of December 31, 2017, CRG had earned 368,111 fully vested five-year warrants with an exercise price of $0.225. The related warrants were issued in January 2018. We determined that the warrant had an initial fair value of $34,405 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 5 years. The warrants expired as of December 31, 2023.

During January 2018, as part of the Private Placement more fully described in Note 4, CRG earned an additional 17,655 fully vested common stock warrants with an exercise price of $0.225. These additional warrants were issued to CRG on January 30, 2018. We determined that the warrant had an initial fair value of $1,670 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.51% and an expected life of 5 years. The warrants expired as of December 31, 2023.

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of December 31, 2023 and 2022, 100,000 and 100,000 of these warrants have been vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years. The warrants expired as of December 31, 2023.

As of December 31, 2023 and December 31, 2022, the intrinsic value for warrants outstanding and exercisable is $0 and $19,288, respectively.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table summarizes information about the warrants outstanding and exercisable as of December 31, 2023 and 2022:

	2023		2022
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	485,766	$0.364	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	485,766	0.364	—	—
Outstanding, end of year	—	$—	485,766	$0.364
Exercisable, end of year	—	$—	485,766	$0.364

As of December 31,2023, there were no outstanding common stock warrants.

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

Any option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted under the 2017 Plan to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The 2017 Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any plan participant during any calendar year cannot exceed $100,000. Option awards may provide for the exercise by means of cash, consideration received by us under a broker-assisted sale and remittance program, cashless exercise, any other consideration legally permitted, or a combination of the foregoing. The 2017 Plan administrator may also determine the method of payment of the exercise price at the time the option is being exercised. Grants under the 2017 Plan are not transferable .

Generally, options which are exercisable at the date of the plan participant’s termination from our employment or severance of the relationship with our company must be exercised within three months of the termination date; the plan administrator may extend the exercise period of the option for a separated plan participant providing that the extended date does not go beyond the original expiration date of the option. Similarly, generally options which are exercisable at the date of the plan participant’s disability or death must be exercised within six months of the termination date in the event of the disability of the plan participant or 12 months following the plan participant’s death. In our discretion, any outstanding options held by a plan participant terminated for cause may be immediately canceled .

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

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and December 31, 2022, the intrinsic value for option outstanding and exercisable is $0 and $0, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2023 and 2022 :

	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

As of December 31, 2023

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	4.46	$0.225	100,000	$0.225

As of December 31, 2022

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	6.44	$0.225	100,000	$0.225

12. Subsequent Events

On February 14, 2024, the company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first.

On March 19, 2024, Sergei Stetsenko, a director of the Company, completed the sale of 1,250,000 shares of common stock (or 10.8% of the issued and outstanding shares of common stock) to WG Capital, Ltd. for the sum of $12,500.

Management has assessed subsequent events through March 22, 2024, the date on which the financial statements were available to be issued.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. As a result of this assessment, management identified a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness is disclosed below:

•	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2023 other than noted above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION.

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Positions
Alex J. Mannine	35	Chief Executive Officer, Secretary, Director

Sergei Stetsenko	36	Director

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

Sergei Stetsenko. Mr. Stetsenko, a co-founder of our company, has been a member of our board of directors since April 2016. Since 2008 Mr. Stetsenko has been the Chief Executive Officer of CRG, a Zug, Switzerland-based private venture capital investment company which invests in small and mid-sized companies in North America, Europe, Commonwealth of Independent States (CIS), Africa and Brazil. Since June 2017 he has served as a member of the board of directors of BlockchainK2 Corp. (TSXV: BITK), and since April 2017 he has served as a member of the board of directors of Greatbanks Resources Ltd. (TSXV: GTB). Our board of directors concluded that based upon his specific experience, qualifications, attributes and skills as the co-founder of our company and his senior executive positions with previous companies, Mr. Stetsenko is serving as a director of our company.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2022	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer	2023	130,000	—	—	—	—	—	—	130,000

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

The employment agreement with Mr. Mannine contains customary confidentiality, non-compete and indemnification clauses. On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement.

During the years ended December 31, 2023 and 2022, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2023 and 2022 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. In 2023 and 2022, we paid Mr. Bezusov $0 and $0, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2023 :

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

Director Compensation

We have not paid any compensation to our directors as of December 31, 2023. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2023 and 2022.

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

The percentage ownership information in the table below is based on 11,599,830 shares of common stock outstanding as of March 15, 2024.

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%
Alex J. Mannine (1)	2,738,889	24.0%
Weiser Global Capital Markets LTD	1,700,000	14.7%
Sergei Stetsenko	1,500,000	12.9%
All officers and directors as a group (three persons) (1)(2)	5,660,941	48.4%

(1)	The number of shares beneficially owned by Mr. Mannine includes 2,638,889 shares held of record by Bring Forth Good LLC, an entity over which has sole voting and dispositive control. The number of shares beneficially owned by Mr. Mannine include 100,000 shares of our common stock underlying a vested option exercisable at $0.225 per share, which expire on December 6, 2028.

The following table provides information as of December 31, 2023 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$0.225	1,000,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$0.225	1,000,000(1)

(1)	Shares issuable pursuant to the 2017 Equity Incentive Plan.

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

As compensation under the terms of this agreement, we agreed to pay CRG certain fees for transactions which are consummated during the term of the agreement and for a one year period following the termination of the agreement, including:

•	a fee equal to 7% of the proceeds received by us plus a warrant exercisable into 7% of the shares of our common stock at the offering price of our shares for sales by us of equity or equity-linked securities to non-U.S. Persons introduced to us by CRG;

•	a fee equal to 1% of the total gross cash proceeds or non-cash consideration received by us, together with a five year warrant exercisable into 1% of the securities issued or to be issued by us in a business combination with a non-U.S. person first introduced to us by CRG;

•	a fee equal to 1% of consideration received by us in any debt financing not convertible into equity, including, but not limited to, a revolving credit line or credit enhancement instrument, including on an insured or guarantee basis, with a non-U.S. Person first introduced to us by CRG; and

•	a fee equal to 2% of any revenue-producing contract, fee-sharing arrangement, licensing, royalty or similar agreement with a non-U.S. Person first introduced to us by CRG.

In addition to the foregoing fees, we have agreed to reimburse CRG for its pre-approved out-of-pocket expenses it incurs under the terms of the agreement. The agreement contains customary confidentiality and indemnification provisions.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2023 and 2022 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Director Independence

We do not presently have any independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Liggett & Webb, P.A., and Assurance Dimensions served as our independent registered public accounting firm for 2022. Liggett & Webb, P.A. served as our independent registered public accounting firm for 2021 until their resignation on November 15, 2022. The following table shows the fees that were billed for the audit and other services provided by such firms for 2023 and 2022.

	2023	2022
Audit Fees	$36,100	$24,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$36,100	$24,065

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2023 and 2022 were pre-approved by the entire Board of Directors.

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
Alex J. Mannine, Chief Executive Officer Dated: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: March 22, 2024

