Form 10-Q
period 2024-03-31
Vynleads, Inc.
filed 2024-05-14
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14 2024, the registrant had 11,599,830 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Vynleads, Inc.

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current Assets:
Cash	$2,737	$14,513
Holdback receivable from merchant, net of reserve for refunds of $58 and $58, respectively	12,430	13,411
Prepaid expenses and other current assets	4,281	8,481
Total current assets	19,448	36,405
Total assets	$19,448	$36,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$289,181	$277,524
Notes payable	507,309	487,807
Notes payable - related party	40,000	40,000
Total current liabilities	836,490	805,331
Total liabilities	836,490	805,331

Commitments and contingencies (See Note 6)	—	—

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 11,599,830 shares issued and outstanding, respectively	1,160	1,160
Additional paid-in capital	1,786,752	1,754,252
Accumulated deficit	(2,604,954)	(2,524,338)
Total stockholders' deficit	(817,042)	(768,926)
Total liabilities and stockholders' deficit	$19,448	$36,405

The accompanying notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Revenue, net of refunds and chargebacks	$—	$—

Cost and Expenses
Cost of revenue	4,235	12,922
Gross Loss	(4,235)	(12,922)

Operating Expenses
Selling, general and administrative expenses	69,755	56,836
Total Operating Expenses	69,755	56,836

Loss from operations	(73,990)	(69,758)

Other Expenses from operations
Interest expense	(6,626)	(4,809)
Net loss before provision for income taxes	(80,616)	(74,567)

Income Taxes	—	—

NET LOSS	$(80,616)	$(74,567)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	11,599,830	11,599,830

The accompanying notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	11,599,830	$1,160	$1,624,252	$(2,260,901)	$(635,489)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2023	—	—	—	(74,567)	(74,567)
Balance at March 31, 2023 (Unaudited)	11,599,830	1,160	1,656,752	(2,335,468)	(677,556)

Balance at December 31, 2023	11,599,830	$1,160	$1,754,252	$(2,524,338)	$(768,926)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2024	—	—	—	(80,616)	(80,616)
Balance at March 31, 2024 (Unaudited)	11,599,830	1,160	1,786,752	(2,604,954)	(817,042)

The accompanying notes are an integral part of these unaudited financial statements.

Vynleads, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(80,616)	$(74,567)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	32,500	32,500
Decrease in prepaid expenses and other current assets	5,181	3,990
(Decrease) increase in accounts payable and accrued expenses	11,159	(22,990)
Net cash flows used in operating activities	(31,776)	(61,067)

Cash flows from financing activities:
Proceeds from notes payable	20,000	80,000
Proceeds from notes payable – related party	—	—
Net cash flows provided by financing activities	20,000	80,000

Net (decrease) increase in cash	(11,776)	18,933
Cash at beginning of period	14,513	503
Cash at end of period	$2,737	$19,436

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended March 31, 2024 and 2023, we have reported net losses of $80,616 and $74,567, respectively. As of March 31, 2024, we had a negative working capital of $817,042 and an accumulated deficit of $2,604,954. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $12,430, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $58 and $58 as of March 31, 2024 and December 31, 2023, respectively.

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

Our percentages of revenue by type for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended
	March 31,
	(Unaudited)
	2024	2023
Internet content subscriptions	0.0%	0.0%
Nutritional supplements	0.0%	0.0%

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 and 585,766 shares for the three months ended March 31, 2024 and 2023, respectively.

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

The carrying amounts of our cash, holdback receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of March 31, 2024 and December 31, 2023.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

4.       Related Party Transactions

On July 5, 2023, the company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first. Accrued interest as of March 31, 2024 and December 31, 2023 is $969 and $657, respectively.

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Accrued interest as of March 31, 2024 and December 31, 2023 is $2,285 and $2,098 respectively. This note is currently in default.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2024 and 2023, $32,500 and $32,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 6 and 8).

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

On January 23, 2024, Mr. Sergei Stetsenko sold 1,250,000 shares of common stock to Christos Livadas, Director of Weiser Global Capital, who is a current debt holder of notes payable. Effective January 23, 2024, notes payable associated to Christos Livadas, Weiser Global Capital, or WG Capital, are reflected as related party debt.

5.       Notes Payable

The following table summarizes notes payable as of March 31, 2024 and December 31, 2023:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2024	Balance at December 31, 2023
Note Payable** (a)	$50,000	11/18/2019	5/22/2020	5%	$50,000	$50,000
Note Payable** (b)	$25,000	11/18/2019	5/22/2020	5%	$25,000	$25,000
Note Payable** (c)	$27,000	05/20/2020	4/20/2022	1%	$$8,307	$8,307
Note Payable** (d)	$10,000	10/27/2020	5/1/2021	5%	$10,000	$10,000
Note Payable** (e)	$19,500	12/17/2020	6/21/2021	5%	$19,500	$19,500
Note Payable** (f)	$10,000	4/15/2021	10/18/2021	5%	$10,000	$10,000
Note Payable** (g)	$20,000	5/10/2021	11/12/2021	5%	$20,000	$20,000
Note Payable** (h)	$15,000	8/4/2021	2/6/2022	5%	$15,000	$15,000
Note Payable** (i)	$50,000	9/28/2021	4/2/2022	5%	$50,000	$50,000
Note Payable** (j)	$15,000	12/1/2021	6/5/2022	5%	$15,000	$15,000
Note Payable** (k)	$20,000	1/26/2022	7/31/2022	5%	$20,000	$20,000
Note Payable** (l)	$20,000	2/10/2022	8/15/2022	5%	$20,000	$20,000
Note Payable** (m)	$40,000	5/18/2022	11/20/2022	5%	$40,000	$40,000
Note Payable** (n)	$20,000	8/12/2022	2/14/2023	5%	$20,000	$20,000
Note Payable** (o)	$25,000	10/20/2022	4/24/2023	5%	$25,000	$25,000
Note Payable** (p)	$20,000	1/12/2023	7/17/2023	5%	$20,000	$20,000
Note Payable** (q)	$60,000	3/1/2023	9/3/2023	5%	$60,000	$60,000
Note Payable** (r)	$10,000	5/17/2023	11/19/2023	5%	$10,000	$10,000
Note Payable (s)	$20,000	10/25/2023	4/28/2024	5%	$20,000	$20,000
Note Payable (t)	$15,000	11/22/2023	5/26/2024	5%	$15,000	$15,000
Note Payable (u)	$15,000	12/27/2023	6/30/2024	5%	$15,000	$15,000
Note Payable (v)	$20,000	2/14/2024	6/30/2024	5%	$20,000	$—

				Balance	$507,807	$487,807
				Less current portion	$(507,807)	$(487,807)
				Total long-term	$—	$—

** Currently in default

(a)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid.

(b)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(c)	On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of March 31, 2024 and December 31, 2023 , the loan balance was $7,808 and 8,833, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

(d)	On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(e)	On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(f)	On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.
(g)	On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(h)	On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(i)	On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.
(j)	On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(k)	On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(l)	On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(m)	On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(n)	On August 12, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.
(o)	On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first

(p)	On January 12, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(q)	On March 2, 2023, the Company executed a note payable to an individual in the amount of $60,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(r)	On May 19, 2023, the Company executed a note payable to an individual in the amount of $10,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(s)	On October 25, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(t)	On November 22, 2023, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(u)	On December 27, 2023, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(v)	On February 14, 2024, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

The following table summarizes notes payable, related parties as of March 31, 2024 and December 31, 2023:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2024	Balance at December 31, 2023
Note Payable (RP)** (w)	$15,000	3/16/2021	9/18/2021	5%	$15,000	$15,000
Note Payable (RP)** (x)	$25,000	6/23/2023	12/26/2023	5%	$25,000	$—

				Balance	$40,000	$15,000
				Less current portion	$(40,000)	$(15,000)
				Total long-term	$—	$—

** Currently in default

(w)	On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first.

(x)	On July 5, 2022, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

The Company had total accrued interest for related party and non-related party notes payable of $56,442 and $50,364, as of March 31, 2024 and December 31, 2023, respectively.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2024 and 2023, $32,500 and $32,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

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

8.       Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, there are 11,599,830 and 11,599,830 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the three months ended March 31, 2024 and 2023 of $32,500 and $32,500 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4 and 8).

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

Warrants

On October 10, 2017, we entered into the Financing Agreement with CRG, as more fully described in Notes 4 and 8. In connection with the related equity financing as of December 31, 2017, CRG had earned 368,111 fully vested five-year warrants with an exercise price of $0.225. The related warrants were issued in January 2018. We determined that the warrant had an initial fair value of $34,405 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 5 years. The warrants expired as of March 31, 2023.

During January 2018, as part of the Private Placement more fully described in Note 4, CRG earned an additional 17,655 fully vested common stock warrants with an exercise price of $0.225. These additional warrants were issued to CRG on January 30, 2018. We determined that the warrant had an initial fair value of $1,670 and was recorded as a direct offering cost in Stockholders’ equity with a net effect of zero. We estimated the fair value of this warrant using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.51% and an expected life of 5 years. The warrants expired as of March 31, 2023.

On March 8, 2018, we entered into an advisory agreement with a scientific advisor to provide certain services to us. Pursuant to the agreement, we issued 100,000 five-year common stock warrants at an exercise price of $0.90. Such warrants vest subject to certain milestones. As of March 31, 2024 and December 31 2023, 0 and 0 of these warrants have been vested. We determined that the warrant had an initial fair value of $1,905. We estimated the fair value of this warrant using the Black- Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.63% and an expected life of 5 years. The warrants expired as of March 31, 2023.

As of March 31, 2024 and December 31, 2023, the intrinsic value for warrants outstanding and exercisable is $0 and $0, respectively.

The following table summarizes information about the warrants outstanding and exercisable as of March 31, 2024 and December 31 2023:

	2024		2023
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	485,766	$0.364
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	485,766	—
Outstanding, end of year	—	$—	—	$—
Exercisable, end of year	—	$—	—	$—

As of March 31,2024, there were no outstanding common stock warrants.

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

As of March 31, 2024 and December 31, 2023, the intrinsic value for option outstanding and exercisable is $0 and $0, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of March 31, 2024 and December 31, 2023 :

	March 31, 2024 (Unaudited)		December 31, 2023

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of period	1,000,000		1,000,000

As of March 31, 2024

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	4.21	$0.225	100,000	$0.225

As of December 31, 2023

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	4.46	$0.225	100,000	$0.225

10. Subsequent Events

On April 14, 2024, the company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date after one year of execution, or a date in the which the company secures one million in total investment capital, whichever occurs first.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,604,954 as of March 31,2024. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three months ended March 31, 2024 (“2024 first quarter”) compared to the three months ended March 31, 2023 (“2023 first quarter”)

Revenues

Revenues for the three months ended March 31, 2024 and March 31, 2023 was $0.

Costs and Expenses

Total costs and operating expenses decreased by $8,687 or 67% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in operating cost and expense was due to savings initiative to offset the decline in revenue. Our cost of revenue includes the cost of the customer management system and merchant fees.

Selling, general and administrative expenses increased by $12,919 or 23% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in selling, general and administration expenses is principally attributable to increases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the three months ended March 31, 2024 was $80,616 compared to 74,567 for the three months ended March 31, 2023. Our net loss. Increase in net loss are attributable to the increase in selling, general and administrative costs.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at March 31, 2024 as compared to December 31, 2023.

	March 31,	December 31,
	2024	2022
	(unaudited)

Total current assets	$19,448	$36,405
Total current liabilities	$836,490	$805,331
Working capital deficit	$(817,042)	$(768,926)

The reduction in total current assets between the periods primarily reflects a reduction in cash and decrease in prepaid expenses. The increase in total current liabilities reflects an increase in notes payable. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows and have financed our recent working capital requirements primarily through the issuance of equity securities. During the three months ended March 31, 2024 and 2023, we have reported net losses of $80,616 and $74,567 respectively. As of March 31, 2024, we had a working capital deficit of $817,042, our accumulated deficit was $2,604,954. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	March 31,	March 31,
	2024	2023
	(unaudited)	(unaudited)

Net cash used in operating activities	$(31,776)	$(61,067)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$20,000	$80,000

There was no net cash provided by or used in investing activities during the three months ended March 31, 2024 and 2023.

Net cash provided by financing activities during the three months ended March 31, 2024 decreased reflects a decrease in proceeds from notes payable.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2024, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer May 14, 2024

