Form 10-K
period 2024-12-31
Vynleads, Inc.
filed 2025-03-24
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vynleads, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-227499	47-4584272
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Address of Principal Executive Office: 596 Herrons Ferry Road, Suite 301, Rock Hill, SC 29730

Registrant’s telephone number, including area code: (845) 745-0981

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of June  30, 2024, the aggregate market value of the registrant’s voting and non-voting common stock held by non affiliates was approximately $4,968,207

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of March 24, 2025, the registrant had 18,327,364 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

Employees

At March 24, 2025, we had one employee including our chief executive officer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Management has established policies and processes to identify, analyze, mitigate, and manage cybersecurity risks relevant to our platform, and has integrated these processes into the Company’s overall risk management processes. Various types of risks are considered, including, but not limited to, fraud, technological, compliance, and vendor risks. Our program for assessing, identifying, and managing material risks from cybersecurity threats includes the following key controls:

•	To protect our systems and applications, we maintain endpoint security protection on all employee laptops and desktops, including industry-standard firewalls, monitoring, and intrusion detection practices.
•	We require multi-factor authentication to access our critical systems and applications.
•	We employ strong password standards for our systems and applications. We also employ firewalls across our infrastructure to guard against threats.
•	We provide ongoing security training to our employees and contractors about information security policies and practices, including phishing simulations.
•	Our process for managing third-party risk includes security assessments of key third-party service providers before entering into or renewing business with them or granting them access to our data or information systems. Additionally, we impose contractual restrictions on these providers based on their risk profile.
•	We maintain enterprise-wide policies and procedures for reporting and managing security incidents, including prompt reporting of all incidents. We perform incident response simulations on at least an annual basis.
As of the date of this report, we have not experienced any cybersecurity incidents that have materially affected us, including our business strategy, results of operations, or financial condition. For certain risks from cybersecurity threats that may materially affect our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” including the section titled, “If our security measures or information we collect and maintain are compromised or publicly exposed, customers may curtail or stop using our service, and we could be subject to claims, penalties, and fines.

Governance

Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officer is responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded but the market is limited and sporadic. It is listed on OTCQB with the symbol of VYND. As of March 24, 2025 the price is $0.50

Holders

We have 51 stockholders of record holding 18,327,364 shares of our common stock as of March 24, 2025.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2024 and 2023.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,785,530 as of December 31, 2024. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2024 compared to the year fiscal ended December 31, 2023

Revenues

Revenues for 2024 were $0, a decrease of $0, or 0%, from $0 in 2023.

Costs and Expenses

Total costs and operating expenses increase 3,513, or 1.49%, to $239,239 in 2024 from $235,726 in 2023. The increase in operating costs and expenses was due to an increase in back office support as operations begin to ramp up.

Cost of revenue decreased $20,677, or 58.13%, to 14,893 in 2024 compared to $35,570 in 2023. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers, merchant processing fees, call center support, and order processing.

Selling, general and administrative expenses increased $24,190 or 12.09%, to $224,346 in 2024 from $200,156 in 2023. The increase in SG&A is principally attributable to increases in consulting and accounting expenses, legal expenses, office expenses and general expenses.

Net Loss

Our net loss for the year ended December 31, 2024 was $261,192 compared to $263,437 for the year ended December 31, 2023.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at December 31, 2024 as compared to December 31, 2023.

	December 31, 2024	December 31, 2023

Total current assets	$87,203	$36,405
Total current liabilities	$314,568	$805,331
Working capital deficit	$(227,365)	$(768,926)

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

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the years ended December 31, 2024 and 2023, we have reported net losses of $261,192 and $263,437, respectively. As of December 31, 2024, our working capital was a deficit of $227,365, our accumulated deficit was $2,785,530, and we had negative cash flows from operations of $112,390. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	December 31, 2024	December 31, 2023

Net cash used in operating activities	$(112,390)	$(144,768)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$166,865	$158,778

The decrease in cash used in our operating activities in 2024 as compared to 2023 is due to a decrease in accounts payable and decrease in the holdback receivable.

There was no net cash provided by or used in investing activities during 2024 and 2023.

Net cash provided by financing activities during 2024 and 2023 reflects proceeds from notes payable and proceeds from the issuance of common stock.

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

As of December 31 2024, the Company is no longer be under the 5 year transition period and is no longer be considered an emerging growth company. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vynleads, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Margate, Florida
March 24, 2025

Vynleads, Inc.

Balance Sheets

As of December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$68,988	$14,513
Accounts receivable	—	—
Holdback receivable from merchant, net of reserve for refunds of $58 and $58, respectively	9,434	13,411
Prepaid expenses and other current assets	8,781	8,481
Total current assets	87,203	36,405
Total assets	$87,203	$36,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$233,800	$277,524
Notes payable	80,768	487,807
Notes payable – related party	—	40,000
Total current liabilities	314,568	805,331
Total liabilities	314,568	805,331

Commitments and contingencies (See Note 8)

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 18,327,364 and 11,599,830 shares issued and outstanding, respectively	1,833	1,160
Additional paid-in capital	2,556,332	1,754,252
Accumulated deficit	(2,785,530)	(2,524,338)
Total stockholders' deficit	(227,365)	(768,926)

Total liabilities and stockholders' deficit	$87,203	$36,405

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

For the years ended December 31, 2024 and December 31, 2023

	For the years ended
	December 31,
	2024	2023

Revenues, net of refunds and chargebacks	$—	$—

Cost and Expenses
Cost of revenue	14,893	35,570
Gross Loss	$(14,893)	$(35,570)

Operating Expenses
Selling, general and administrative expense	224,346	200,156
Total Operating Expenses	224,346	200,156

Loss from Operations	(239,239)	(235,726)

Other Income (Expense) from operations
Gain on settlement of credit card liability	4,717	—
Interest expense	(24,055)	(25,941)
Net Loss before provision for income taxes	(258,577)	(261,667)

Income Taxes	(2,615)	(1,770)

NET LOSS	$(261,192)	(263,437)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.02)	$(0.02)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC	12,785,055	11,599,830
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: DILUTED	12,785,055	11,599,830

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2024 and 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	11,599,830	$1,160	$1,624,252	$(2,260,901)	$(635,489)
In Kind Contribution of Services	—	—	130,000	—	130,000
Net Loss	—	—	—	(263,437)	(263,437)
Balance at December 31, 2023	11,599,830	$1,160	$1,754,252	$(2,524,338)	$(768,926)
In Kind Contribution of Services	—	—	130,000	—	130,000
Issuance of common stock for cash	1,000,000	100	99,900	—	100,000
Conversion of convertible debt to common stock	5,727,534	573	572,180	—	572,753
Net Loss	—	—	—	(261,192)	(261,192)
Balance at December 31, 2024	18,327,364	$1,833	$2,556,332	$(2,785,530)	$(227,365)

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Cash Flows

For the years ended December 31, 2024 and 2023

	For the Years Ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(261,192)	$(263,437)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	130,000	130,000
Gain on settlement of credit card liability	(4,717)	—
Changes in operating assets and liabilities and other, net	23,519	(11,331)
Net cash flows used in operating activities	(112,390)	(144,768)

Cash flows from financing activities:
Proceeds from notes payable	70,000	140,000
Proceeds from notes payable – related party	—	25,000
Repayment of notes payable	(3,135)	(6,222)
Proceeds from issuance of common stock	100,000	—
Net cash flows provided by financing activities	166,865	158,778

Net increase (decrease) in cash	54,475	14,010
Cash at beginning of year	14,513	503
Cash at end of year	$68,988	$14,513

Supplemental disclosure of cash flow information:
Income taxes paid	$2,615	$1,770

Non-cash Conversion of notes payable and accrued interest to common stock	$572,180	$—
Interest paid	$24,055	$25,941

The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

2. Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt. During the years ended December 31, 2024 and 2023, we have reported net losses of $261,192 and $263,437, respectively. As of December 31, 2024, our working capital deficit was $227,365, our accumulated deficit was $2,785,530, and we had cash used in operations of $112,390. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $9,434, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $58 and $58 as of December 31, 2024 and 2023, respectively.

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

There was no revenue for the years ended years ended December 31, 2024 and 2023.

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 shares for the years ended December 31, 2024 and 2023.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The carrying amounts of our cash, holdback receivable, prepaid expense and other current asset, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2024 and 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for the annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

4. Related Party Transactions

On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Mr. Sergei Stetsenko signed a conversion agreement effective October 31, 2024. The principal balance of $15,000 and accrued interest of $2,725 totaling $17,725 converted to 177,246 shares of common stock as of October 31, 2024.

On June 23, 2023, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. Mr. Sergei Stetsenko signed a conversion agreement effective October 31, 2024. The principal balance of $25,000 and accrued interest of $1,702 totaling $26,702 converted to 267,020 shares of common stock as of October 31, 2024.

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the years ended December 31, 2024 and 2023, $130,000 and $130,000, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Note 10).

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

On May 21, 2018, we entered into an Amended and Restated Strategic Financing & Corporate Development Agreement with CRG Finance AG (hereinafter “CRG”) which was amended and restated an earlier agreement entered into in October 2017. The Company noted that CRG is affiliated with Mr. Sergei Stetsenko, who serves as the Chief Executive Officer for CRG and is a board of director for Vynleads. We have engaged this company to serve as our non-exclusive strategic financing and corporate development services provider and to render certain advice and services to us as we may reasonably request concerning equity or debt financings, strategic planning, merger and acquisition possibilities, and business development activities. The scope of services under this agreement also includes introducing us to one or more non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in connection with possible debt or equity financings or potential lenders. The initial term of the agreement expired in May 2020, but pursuant to the terms of the agreement, renews automatically for one-year periods unless notice of non-renewal is provided by either party at least 30 days prior to the renewal term commencement. The agreement was renewed until May 2023.

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

5. Income Taxes

For the year ended December 31, 2024 the provision for income taxes was $2,573. For the year ended December 31, 2023 the provision for income taxes was $1,770. Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2024, we have net operating loss carryforwards of approximately $2.1 million. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Net operating losses of approximately $1.39 million may be carried forward indefinitely subject to limitation. Net operating losses of approximately $436,712 will begin expiring in 2037. Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes. The reasons for these differences are:

	2024		2023
	Tax	Rate	Tax	Rate
Taxes computed at statutory rate
Federal	$(54,682)	21.00%	$(55,294)	21.00%
State	(10,285)	3.95%	(10,335)	3.95%
Total taxes at blended statutory rate	$(64,967)	24.95%	$(65,629)	24.95%
Increase (decrease) resulting from:
Effect of tax rate change	—	0.00%	—	0.00%
Nondeductible expenses	32,448	-11.99%	2,010	-0.74%
Temp difference – true up in NOL carryforward	1,396	-0.52%	2,580	-0.96%
State income tax refund	—	0.00%	—	0.00%
Other	—	0.00%	—	0.00%
Change in valuation allowance	33,696	-12.45%	62,809	-23.25%
Total income tax (benefit) expense	$(2,573)	-0.00%	$(1,770)	-0.00%

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2024 and 2023, are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$519,530	$485,834
Amortization of intangibles	6,272	7,104
Reserve for refunds	16	16
Stock compensation	3,774	3,774
Charitable contribution carryforward	3,355	3,355
Total deferred tax assets	532,947	500,083
Less: Valuation allowance	(532,947)	(500,083)
Net deferred tax assets	$—	$—

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

The change in the valuation allowance reflects an increase of $32,864 and $61,993 for the year ended December 31, 2024 and 2023.

6. Notes Payable

The following table summarizes notes payable as of December 31, 2024 and 2023:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2024	Balance at December 31, 2023
Note Payable** (a)	$50,000	11/18/2019	5/22/2020	5%	$50,000	$50,000
Note Payable (b)	$25,000	11/18/2019	5/22/2020	5%	$—	$25,000
Note Payable** (c)	$27,000	05/20/2020	4/20/2022	1%	$5,768	$8,307
Note Payable (d)	$10,000	10/27/2020	5/1/2021	5%	$—	$10,000
Note Payable (e)	$19,500	12/17/2020	6/21/2021	5%	$—	$19,500
Note Payable (f)	$10,000	4/15/2021	10/18/2021	5%	$—	$10,000
Note Payable (g)	$20,000	5/10/2021	11/12/2021	5%	$—	$20,000
Note Payable (h)	$15,000	8/4/2021	2/6/2022	5%	$—	$15,000
Note Payable (i)	$50,000	9/28/2021	4/2/2022	5%	$—	$50,000
Note Payable (j)	$15,000	12/1/2021	6/5/2022	5%	$—	$15,000
Note Payable (k)	$20,000	1/26/2022	7/31/2022	5%	$—	$20,000
Note Payable (l)	$20,000	2/10/2022	8/15/2022	5%	$—	$20,000
Note Payable (m)	$40,000	5/18/2022	11/20/2022	5%	$—	$40,000
Note Payable (n)	$20,000	8/12/2022	2/14/2023	5%	$—	$20,000
Note Payable** (o)	$25,000	10/20/2022	4/24/2023	5%	$25,000	$25,000
Note Payable (p)	$20,000	1/12/2023	7/17/2023	5%	$—	$20,000
Note Payable (q)	$60,000	3/1/2023	9/3/2023	5%	$—	$60,000
Note Payable (r)	$10,000	5/17/2023	11/19/2023	5%	$—	$10,000
Note Payable (s)	$20,000	10/25/2023	4/28/2024	5%	$—	$20,000
Note Payable (t)	$15,000	11/22/2023	5/26/2024	5%	$—	$15,000
Note Payable (u)	$15,000	12/27/2023	6/30/2024	5%	$—	$15,000
Note Payable (v)	$20,000	2/14/2024	2/14/2025	5%	$—	$—
Note Payable (w)	$15,000	4/15/2024	4/15/2025	5%	$—	$—
Note Payable (x)	$20,000	5/16/2024	5/16/2025	5%	$—	$—
Note Payable (y)	$15,000	10/1/2024	10/1/2025	5%	$—	$—

			Balance		$80,768	$487,807
			Less current portion		$(80,768)	$(487,807)
			Total long-term		$—	$—

** Currently in default

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(a)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid.

(b)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(c)	On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of December 31, 2023 and December 31, 2022, the loan balance was $8,833 and $14,529, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

(d)	On October 27, 2020, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(e)	On December 17, 2020, the Company executed a note payable to an individual in the amount of $19,500, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(f)	On April 15, 2021, the Company executed a note payable to an individual in the amount of $10,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(g)	On May 10, 2021, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(h)	On August 4, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(i)	On September 28, 2021, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(j)	On December 1, 2021, the Company executed a note payable to an individual in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(k)	On January 26, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(l)	On February 10, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(m)	On May 18, 2022, the Company executed a note payable to an individual in the amount of $40,000, interest accrues at 5% per annum, unsecured, and due after one year of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(n)	On August 12, 2022, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(o)	On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first

(p)	On January 12, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(q)	On March 2, 2023, the Company executed a note payable to an individual in the amount of $60,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(r)	On May 19, 2023, the Company executed a note payable to an individual in the amount of $10,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(s)	On October 25, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(t)	On November 22, 2023, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(u)	On December 27, 2023, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(v)	On February 14, 2024, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(w)	On April 15, 2024, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.
(x)	On May 16, 2024, the Company executed a note payable to an individual in the amount of $20,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(y)	On October 1, 2024, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The following table summarizes notes payable, related parties as of December 31, 2024 and December 31, 2023:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2024	Balance at December 31, 2023
Note Payable (RP) (z)	$15,000	3/16/2021	9/18/2021	5%	$—	$15,000
Note Payable (RP) (aa)	$25,000	6/23/2023	12/26/2023	5%	$—	$25,000

				Balance	$—	$40,000
				Less current portion	$—	$(40,000)
				Total long-term	$—	$—

(z)	On March 16, 2021, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $15,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

(aa)	On July 5, 2022, the Company executed a note payable to Mr. Sergei Stetsenko, a member of our Board of Directors, in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first. This note was converted to equity as of October 31, 2024.

The Company had total accrued interest for related party and non-related party notes payable of $15,568 and $50,364, as of December 31, 2024 and December 31 ,2023, respectively.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

9. Concentration of Credit Risk and Major Customers and Suppliers

There is no concentration risk for any of our customers or suppliers as of December 31, 2024 and 2023.

10. Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2024 and 2023, there are 18,327,364 and 11,599,830 shares of common stock outstanding, respectively and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the year ended December 31, 2024 and 2023 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4).

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024 and December 31, 2023, the intrinsic value for warrants outstanding and exercisable is $0.

There were no outstanding or exercisable warrants as of December 31, 2024 and 2023.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On June 14, 2018, pursuant to the employment agreement with Mr. Mannine, we issued 100,000 stock options with an exercise price of $0.225. Such options fully vest upon the effectiveness of a registration statement on Form S-1. We determined that the options had an initial fair value of $13,221. We estimated the fair value of these options using the Black-Scholes option pricing model, based on the following assumptions: the recent cash offering price of $0.225 as the estimated fair value of the underlying common stock at the valuation measurement date; no dividend yield for all of the years; expected volatility of 45%; risk-free interest rate of 2.2% and an expected life of 10 years. We amortized the fair value over the period from their issuance on June 14, 2018 through December 7, 2018, the date on which the registration statement was declared effective.

As of December 31, 2024 and December 31, 2023, the intrinsic value for option outstanding and exercisable is $0 and $0, respectively.

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2024 and 2023:

	2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	100,000	$0.225	100,000	$0.225
Exercisable, end of year	100,000	$0.225	100,000	$0.225
Options available for future grant, end of year	1,000,000		1,000,000

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

As of December 31, 2024

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	3.45	$0.225	100,000	$0.225

As of December 31, 2023

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	4.46	$0.225	100,000	$0.225

12. Segments

The Company’s Chief Executive Officer, Alex Mannine, serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis. As a result, the Company operates as a single reportable segment under ASC 280, Segment Reporting, defined by the CODM as Consumer Goods. The Company's operations include marketing, e-commerce expenses, and purchasing and procurement, all of which are managed centrally. The CODM assesses financial performance based on revenue, operating profit, and key operating expenses as detailed below.

	December 31, 2024	December 31, 2023
Revenue, net	$—	$—
Less: Cost of goods sold	14,893	35,570
Less:
Salaries, benefits and consultants	130,000	130,000
Other segment expenses (1)	113,684	96,097
Segment net loss	(258,577)	(261,667)

Reconciliation of loss:
Other income, net	4,717	—
Interest expense	(24,055)	(25,941)
Loss before income taxes	$(239,239)	$(235,726)

(1)	- other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation, other income and interest expense.

These expenses represent the key cost components reviewed by the CODM in assessing the Company's performance.

The CODM evaluates income generated from the Company’s assets using net income as a key metric. The CODM utilizes this measure to assess return on assets when making strategic decisions. As the Company operates as one reportable segment, total segment assets and total consolidated assets are effectively the same. As such, segment assets are equivalent to total consolidated assets as presented on the balance sheet and all significant accounting policies, major customers, and revenue-related disclosures required under GAAP are included elsewhere in the financial statements.

12. Subsequent Events

Management has assessed subsequent events through March 24, 2025, the date on which the financial statements were available to be issued and noted no subsequent events to be disclosed.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2024 other than noted above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Positions
Alex J. Mannine	36	Chief Executive Officer, Secretary, Director

Sergei Stetsenko	37	Director

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2023	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer	2024	130,000	—	—	—	—	—	—	130,000

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

During the years ended December 31, 2024 and 2023, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2024 and 2023 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. In 2024 and 2023, we paid Mr. Bezusov $0 and $0, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2024 :

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

Director Compensation

We have not paid any compensation to our directors as of December 31, 2024. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2024 and 2023.

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

The percentage ownership information in the table below is based on 18,327,364 shares of common stock outstanding as of March 15, 2025.

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%
Alex J. Mannine (1)	2,738,889	14.9%
Eagle Wealth LTD	1,875,684	10.2%
WG Capital, LTD.	2,956,417	16.1%
Sergei Stetsenko	1,500,000	12.9%
All officers and directors as a group (three persons) (1)(2)	5,660,941	48.4%

(1)	The number of shares beneficially owned by Mr. Mannine includes 2,638,889 shares held of record by Bring Forth Good LLC, an entity over which has sole voting and dispositive control. The number of shares beneficially owned by Mr. Mannine include 100,000 shares of our common stock underlying a vested option exercisable at $0.225 per share, which expire on December 6, 2028.

The following table provides information as of December 31, 2024 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$0.225	1,000,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$0.225	1,000,000(1)

(1)	Shares issuable pursuant to the 2017 Equity Incentive Plan.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2024 and 2023 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Director Independence

We do not presently have any independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Assurance Dimensions served as our independent registered public accounting firm for 2024 and 2023. The following table shows the fees that were billed for the audit and other services provided by such firms for 2024 and 2023.

	2024	2023
Audit Fees	$25,000	$36,100
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$25,000	$36,100

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2024 and 2023 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
19.1	Insider Trading Policy				Filed
31.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
32.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vynleads, Inc.

By:	/s/ Alex J. Mannine
Alex J. Mannine, Chief Executive Officer Dated: March 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: March 24, 2025

