Form 10-Q
period 2025-03-31
Vynleads, Inc.
filed 2025-05-12
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the registrant had 18,327,364 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Vynleads, Inc.

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current Assets:
Cash	$26,655	$68,988
Holdback receivable from merchant, net of reserve for refunds of $58 and $58, respectively	8,468	9,434
Prepaid expenses and other current assets	4,431	8,781
Total current assets	39,554	87,203
Total assets	$39,554	$87,203

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$235,107	$233,800
Notes payable	80,282	80,768
Notes payable - related party	—	—
Total current liabilities	315,389	314,568
Total liabilities	315,389	314,568

Commitments and contingencies (See Note 6)	—	—

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 18,327,364 and 18,327,364 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,833	1,833
Additional paid-in capital	2,588,832	2,556,332
Accumulated deficit	(2,866,500)	(2,785,530)
Total stockholders' deficit	(275,835)	(227,365)
Total liabilities and stockholders' deficit	$39,554	$87,203

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2025	2024
Revenue, net of refunds and chargebacks	$—	$—

Cost and Expenses
Cost of revenue	4,718	4,235
Gross Loss	(4,718)	(4,235)

Operating Expenses
Selling, general and administrative expenses	75,313	69,755
Total Operating Expenses	75,313	69,755

Loss from operations	(80,031)	(73,990)

Other Expenses from operations
Interest expense	(939)	(6,626)
Net loss before provision for income taxes	(80,970)	(80,616)

Income Taxes	—	—

NET LOSS	$(80,970)	$(80,616)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,327,364	11,599,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2023	11,599,830	$1,160	$1,754,252	$(2,524,338)	$(768,926)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2024	—	—	—	(80,616)	(80,616)
Balance at March 31, 2024 (Unaudited)	11,599,830	1,160	1,786,752	(2,604,954)	(817,042)

Balance at December 31, 2024	18,327,364	1,833	2,556,332	(2,785,530)	(227,365)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2025	—	—	—	(80,970)	(80,970)
Balance at March 31, 2025 (Unaudited)	18,327,364	1,833	2,588,832	(2,866,500)	(275,835)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(80,970)	$(80,616)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	32,500	32,500
Decrease in prepaid expenses and other current assets	5,316	5,181
(Decrease) increase in accounts payable and accrued expenses	1,321	(11,159)
Net cash flows used in operating activities	(41,833)	(31,776)

Cash flows from financing activities:
Proceeds from notes payable	—	20,000
Repayment of PPP Loan	(500)	—
Net cash flows provided by (used in) financing activities	(500)	20,000

Net decrease in cash	(42,333)	(11,776)
Cash at beginning of period	68,988	14,513
Cash at end of period	$26,655	$2,737

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the information contained in our other publicly available filings with the Securities and Exchange Commission. The condensed financial statements reflect all adjustments considered necessary for a fair presentation of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature.

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended March 31, 2025 and 2024, we have reported net losses of $80,970 and $80,616, respectively. As of March 31, 2025, we had a negative working capital of $275,835 and an accumulated deficit of $2,866,500. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current expense, cash flow projections, and aggregate cash and holdback receivable from our merchant, net of reserve for refunds, of $8,468, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for refunds, which reserve is $58 and $58 as of March 31, 2025 and December 31, 2024, respectively.

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

There was no revenue for the three months ended March 31, 2025 and March 31, 2024.

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 and 100,000 shares for the three months ended March 31, 2025 and 2024, respectively.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

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

The carrying amounts of our cash, holdback receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of March 31, 2025 and December 31, 2024.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the periods ending March 31, 2025 and March 31, 2024, $32,500 and $32,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Note 10).

On January 23, 2024, Mr. Sergei Stetsenko sold 1,250,000 shares of common stock to Christos Livadas, Director of Weiser Global Capital, who is a current debt holder of notes payable. Effective January 23, 2024, notes payable associated to Christos Livadas, Weiser Global Capital, or WG Capital, are reflected as related party debt.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

5.       Notes Payable

The following table summarizes notes payable as of March 31, 2025 and 2024:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2025	Balance at December 31, 2024
Note Payable** (a)	$50,000	11/18/2019	5/22/2020	5%	$50,000	$50,000
Note Payable** (b)	$27,000	05/20/2020	4/20/2022	1%	$5,282	$5,768
Note Payable** (c)	$25,000	10/20/2022	4/24/2023	5%	$25,000	$25,000

			Balance		$80,282	$80,768
			Less current portion		$(80,282)	$(80,768)
			Total long-term		$—	$—

** Currently in default

(a)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid.
(b)	On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of March 31, 2025 and December 31, 2024 , the loan balance was $5,282 and $5,768, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.
(c)	On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first

The Company had total accrued interest for related party and non-related party notes payable of $16,493 and $15,568 which is included in accounts payable and accrued expenses, as of March 31, 2025 and December 31, 2024, respectively.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the three months ended March 31, 2025 and 2024, $32,500 and $32,500, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Notes 4 and 8).

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

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

8.       Credit Card Settlement

On May 21, 2024, the Company entered into a settlement agreement with American Express to settle the Company’s outstanding balance of $6,287. American Express agreed to forgive the remaining balance if a one-time payment of $1,571 was paid. The Company paid the settlement amount and the forgiveness of this debt resulted in a one-time gain recognized in the Company’s financial statements as of December 31, 2024 of $4,716.

9.       Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of March 31, 2025 and December 31, 2024, there are 18,327,364 and 18,327,364 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the three months ended March 31, 2025 and 2024 of $32,500 and $32,500 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4 and 8).

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

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

Generally, options which are exercisable at the date of the plan participant’s termination from our employment or severance of the relationship with our company must be exercised within three months of the termination date; the plan administrator may extend the exercise period of the option for a separated plan participant providing that the extended date does not go beyond the original expiration date of the option. Similarly, generally options which are exercisable at the date of the plan participant’s disability or death must be exercised within six months of the termination date in the event of the disability of the plan participant or 12 months following the plan participant’s death. In our discretion, any outstanding options held by a plan participant terminated for cause may be immediately canceled.

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

As of March 31, 2025 and December 31, 2024, the intrinsic value for option outstanding and exercisable is $27,490 and $0, respectively. As of March 31, 2025 and December 31, 2024, the share price is $0.49 and $0.22, respectively.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable as of as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.225	100,000	$0.225
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	100,000	$0.225	100,000	$0.225
Exercisable, end of period	100,000	$0.225	100,000	$0.225

Options available for future grant, end of period	1,000,000		1,000,000

As of March 31, 2025

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	3.21	$0.225	100,000	$0.225

As of December 31, 2024

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.225	100,000	3.45	$0.225	100,000	$0.225

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2025 (UNAUDITED)

11. Segments

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

	March 31, 2025	March 31, 2024
Revenue, net	$—	$—
Less: Cost of goods sold	4,718	4,235
Less:
Salaries, benefits and consultants	32,500	32,500
Other segment expenses (1)	43,752	43,881
Segment net loss	(80,970)	(80,616)

Reconciliation of loss:
Other income, net	—	—
Interest expense	(939)	(6,626)
Loss before income taxes	$(80,970)	$(80,616)

(1)	- other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation, other income and interest expense.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $2,866,500 as of March 31, 2025. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three months ended March 31, 2025 (“2025 first quarter”) compared to the three months ended March 31, 2024 (“2024 first quarter”)

Revenues

Revenues for the three months ended March 31, 2025 and March 31, 2024 was $0.

Costs and Expenses

Total costs and operating expenses increased by $6,041 or 8% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in operating cost and expense was due to use of third-party software development team.

Selling, general and administrative expenses increased by $5,558 or 8% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in operating cost and expense was due to use of third-party software development team.

Net Loss

Our net loss for the three months ended March 31, 2025 was $80,970 compared to $80,616 for the three months ended March 31, 2024. Our net loss increase is attributable to the increase in selling, general, and administrative expense offset by the decrease in interest expense.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at March 31, 2025 as compared to December 31, 2024.

	March 31,	December 31,
	2025	2024
	(unaudited)

Total current assets	$39,554	$87,203
Total current liabilities	$315,389	$314,568
Working capital deficit	$(275,835)	$(227,365)

The reduction in total current assets between the periods primarily reflects a reduction in cash and decrease in prepaid expenses. The increase in total current liabilities reflects an increase in notes payable. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the three months ended March 31, 2025 and 2024, we have reported net losses of $80,970 and $80,616, respectively. As of March 31, 2025, our working capital was a deficit of $275,835, our accumulated deficit was $2,866,500, and we had negative cash flows from operations of $41,833. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Summary of cash flows

	March 31,	March 31,
	2025	2024
	(unaudited)	(unaudited)

Net cash used in operating activities	$(41,833)	$(31,776)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$(500)	$20,000

There was no net cash provided by or used in investing activities during the three months ended March 31, 2025 and 2024.

Net cash provided by (used in) financing activities during the three months ended March 31, 2025 decrease reflects a payment on PPP loan balance.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2025, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer May 12, 2025

