Form 10-K
period 2025-12-31
Vynleads, Inc.
filed 2026-03-31
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of June  30, 2025, the aggregate market value of the registrant’s voting and non-voting common stock held by non affiliates was approximately $4,968,207

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of March 24, 2026, the registrant had 18,327,364  shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

ITEM 1. BUSINESS

Unless the context indicates or suggests otherwise, references to 'we,' 'our,' 'us,' the 'Company,' or 'Vynleads' refer to Vynleads, Inc., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events, anticipated platform capabilities, prospective enterprise relationships, our product roadmap, our market positioning and our future financial performance. These statements often can be identified by the use of terms such as 'may,' 'will,' 'expect,' 'believe,' 'anticipate,' 'estimate,' 'intend,' 'plan,' 'project' or similar expressions. We intend that such forward-looking statements be subject to the safe harbors for such statements. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management's best judgment as to what may occur in the future, but forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from those presently anticipated or projected. We disclaim any obligation to update any forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

GENERAL

History of our company

Our corporation was formed in Delaware in July 2015. We introduced the Done With Diabetes brand in 2016 as a lifestyle-first wellness offering for individuals seeking clearer structure and support around metabolic health habits. Since launch, the Company has evolved from marketing discrete digital wellness information products and related offerings toward a technology-enabled platform model centered on recurring engagement, personalization and ongoing support.

During 2026, we began repositioning our go-to-market around an app-based subscription offering. In January 2026, we introduced the broader Done With, or DWX, platform vision, which management believes may serve as a repeatable technology and content framework for additional lifestyle-first condition programs over time. This repositioning reflects a shift toward recurring digital engagement, AI-enabled coaching, community-driven support and a more scalable platform architecture, including agentic AI workflows in which specialized software agents may collaborate with one another and with users across the member journey.

Our mission is to provide lifestyle-first, educational wellness support that helps people build sustainable routines around nutrition, movement, self-monitoring and accountability. We are not a medical provider and our consumer-facing offerings are intended for general wellness and educational purposes only.

Additional information about Vynleads is available at www.vynleads.com.

Overview

Vynleads is a wellness technology company focused on metabolic health and chronic, lifestyle-influenced conditions. Our flagship offering is Done With Diabetes, an eight-week structured program delivered through our digital platform and supported by our proprietary Lifestyle Blueprint personalization engine, Dr. Smith AI Coach and an emerging agentic AI support architecture. Our strategic objective is to combine evidence-informed content, behavior change design, community accountability and AI-enabled support in a format that can be delivered directly to consumers and, over time, through enterprise partners such as self-insured employers, health plans, payers, provider groups and pharmacy benefit managers. Management believes that, if successfully implemented, specialized AI agents that can interact with members and coordinate with one another may improve responsiveness, continuity and scalability across the platform.

Our current positioning reflects a shift from a one-time content model to a recurring platform model. We are designing the product for daily use rather than occasional reference, with a fixed 56-day journey, progressive phases, daily missions and a maintenance layer intended to continue beyond the initial program. Management believes the same underlying technology, content and workflow architecture, including AI-enabled and potentially agentic support layers, may support additional condition-specific programs under our broader DWX platform vision and may allow a higher degree of personalization and scalability than a purely static content model, although there can be no assurance when or whether such programs or benefits will be realized.

The Done With Diabetes platform

Done With Diabetes is an app-based, lifestyle-first wellness support program for adults with type 2 diabetes, prediabetes and related metabolic health goals. The current consumer product is offered on a subscription basis and is built around a 56-day Success Blueprint that guides users through four sequential phases: Foundation, Meal Plan, Lifestyle and Control. The program is designed to combine practical education, habit formation and accountability in a structured user journey and to use AI-enabled workflows to help determine what content, prompts and support experiences are most relevant at each stage.

After account creation, users complete an onboarding flow that captures lifestyle profile information, goals, areas of focus and other baseline inputs. Based on those inputs and ongoing engagement, the platform assigns a personalized Success Blueprint and surfaces daily missions, educational content, meal guidance, recipe recommendations, check-ins, progress dashboards and coaching prompts intended to help users stay consistent. For logged-in users, chat sessions and activity history are intended to persist across sessions so that the coaching layer can respond in the context of the user's program progress. The AI support layer is designed to retrieve condition-specific program knowledge, current lesson content, recipes, exercises, motivational messages and other contextual content associated with the user's current week, day, streak and recent activity.

The current product experience includes Dr. Smith AI Coach, personalized meal guidance, a diabetes-friendly recipe library with more than 43 recipes, daily activity and wellness tasks, progress dashboards, metric tracking, community features and gamified engagement tools such as points, streaks, leaderboards, a Daily Spin and a Wellness Garden. We are also building a broader agentic architecture in which specialized AI agents may perform or coordinate discrete functions such as conversational coaching, knowledge retrieval, pattern recognition, recommendation generation, engagement prompting and selected community-support workflows. In certain cases, structured context may be passed among these agents so that user-facing interactions remain coherent across sessions and across different surfaces of the platform, including experiences involving both AI systems and human community members. After the initial 56-day program, users transition into Lifetime Wellness Mode, which is intended to support maintenance, relapse prevention and longer-term consistency through ongoing recommendations, missions, recipes and challenges.

Although our platform addresses blood sugar, energy, weight-management and related lifestyle goals, our consumer-facing offering is positioned as educational information and wellness support, not diagnosis, treatment or medical care. Users are advised to consult qualified healthcare professionals regarding medical conditions and before making medication, diet or exercise changes.

Revenue model and monetization

Our current product strategy emphasizes recurring digital revenue. As of the date of this report, the Done With Diabetes app is marketed with a seven-day free trial followed by a $29 per month subscription. Management believes this pricing model may support broad accessibility while also aligning our economics with longer-term user engagement, retention and lifetime value. Management also believes that, if successfully deployed, AI-enabled and agentic support workflows may improve the platform's ability to personalize member experiences without requiring a strictly one-to-one increase in human support resources.

Historically, the Company also generated revenue from discrete digital wellness products, newsletters and nutritional supplements. While management may continue to evaluate complementary wellness offerings and adjacent monetization channels, our principal strategic focus is now on scaling the app-based subscription platform, strengthening the AI and agentic product layer and building a broader, repeatable technology foundation.

In addition to direct-to-consumer subscriptions, we intend to pursue enterprise distribution and sponsored deployment opportunities. Depending on structure, enterprise revenue may in future include per-participant fees, contractual program access fees, implementation fees, reporting services or other recurring arrangements. Management believes that our combination of structured content, community workflows and AI-enabled, potentially agentic support may be relevant to organizations seeking scalable lifestyle programs without a fully labor-intensive coaching model. There can be no assurance as to the timing or scale of such enterprise relationships.

Market opportunity and customer segments

We currently focus on adults with type 2 diabetes, prediabetes and broader metabolic health challenges who are seeking structured, non-judgmental, lifestyle-first support. We also believe there is a commercial opportunity to make our platform available through institutional stakeholders seeking scalable engagement tools for the populations they serve, including employers, health plans, payers, provider organizations and pharmacy benefit managers.

Beyond metabolic health, management believes the platform architecture may be extensible to additional chronic or habit-influenced conditions. As part of our DWX platform vision, we have publicly discussed possible future programs addressing heart disease and depression. Any expansion beyond our initial flagship program will depend on product development, regulatory considerations, market demand, capital availability and management priorities. See Figure 1 below for an illustration of this platform framework.

Figure 1. Illustrative DWX platform architecture, showing the launched Done With Diabetes program and selected illustrative future program areas.

Marketing and sales

Our consumer go-to-market model is digitally native. We use a mix of branded website traffic, educational content, search visibility, press coverage, social media, referrals, community engagement and performance marketing to attract prospective users to the Vynleads ecosystem and into our app onboarding flow. We believe the combination of educational content and product-led conversion is important because users evaluating metabolic health support often want both practical guidance and a trusted entry point before subscribing.

Our website serves several complementary roles. It introduces the Company's positioning, describes the Done With Diabetes protocol, explains our technology, supports investor and enterprise messaging, and hosts an educational content hub intended to increase organic reach and trust. Users who choose to enroll are directed into the app environment, where account creation, onboarding, subscription selection and program engagement occur.

Our enterprise strategy is relationship-driven and may involve longer sales cycles than direct-to-consumer acquisition. Prospective enterprise customers may evaluate us based on program quality, participant engagement, information security, reporting capabilities, cost-effectiveness, clinical alignment, compliance posture and implementation requirements. As a result, enterprise adoption may require product enhancements, administrative tooling and reporting workflows beyond the core consumer experience.

Competition

We operate in competitive and rapidly evolving markets. On the consumer side, we compete with digital health and wellness applications, nutrition and habit-tracking products, diabetes education services, weight-management platforms, coaching programs, general health content publishers and free online resources. On the enterprise side, we compete with broader wellness vendors, digital condition-management platforms, point solutions focused on metabolic health, and organizations that build internal support programs.

We believe the principal bases of competition in our market are product clarity, personalization, agentic AI orchestration, continuity of support, user engagement, retention, brand trust, content quality, ease of use, affordability, outcomes storytelling, data privacy, enterprise readiness and the ability to serve users consistently between formal healthcare encounters. Many current and potential competitors have substantially greater financial, technical, marketing and organizational resources than we do.

Information systems

Our business depends on a cloud-based digital platform and a combination of internally developed workflows and third-party technology services. Our platform architecture is designed to manage user accounts, profile and onboarding data, program enrollment, daily missions, recipes and meal guidance, community participation, AI chat sessions, progress tracking, subscriptions, administrative reporting and, over time, a broader orchestration layer for AI-enabled and agentic support.

The user experience is organized around a structured data model that links each enrolled member to a personalized profile, a program phase, daily tasks and relevant engagement records such as metric entries, streaks, points, AI chat sessions and community activity. We believe this architecture supports consistent delivery of daily content, personalized prompts, habit reinforcement and future reporting capabilities for enterprise deployments, including organization-level provisioning and reporting. We also believe it provides the context needed for AI systems and specialized agents to remain aware of where a user is in the program and what support may be most relevant next.

Our AI-enabled features, including Dr. Smith AI Coach and other automated engagement functions, rely on a combination of program content, onboarding inputs, user activity signals and model-driven response logic. We are also designing the platform to support specialized AI agents that may retrieve program knowledge, generate context-aware guidance, identify patterns in user behavior, surface recipes or daily missions, and support selected community and accountability workflows. In some cases, these agents may communicate with one another or pass structured context across workflows before interacting with the user. Management believes this architecture may improve responsiveness, personalization and scalability, but it also increases operational complexity and reliance on controls over data access, model behavior, tool use and third-party infrastructure. See Figure 2 below for an illustration of this agentic support architecture.

Figure 2. Illustrative agentic support architecture, showing Dr. Smith AI Coach, specialized AI-agent coordination and AI-to-human support pathways.

Intellectual property

We rely on a combination of trademarks, copyrights, trade secrets, contractual restrictions, domain names, platform know-how and other proprietary rights to protect our business. Our brand portfolio includes Vynleads, Done With Diabetes, Lifestyle Blueprint and Dr. Smith AI Coach, together with related content libraries, workflows, educational materials, user experience design and software logic.

Our continued success depends in part on our ability to maintain our brand reputation, protect the confidentiality of proprietary content and product designs, and operate without infringing the rights of others. We may not be able to prevent third parties from copying aspects of our brand, content or platform structure, particularly in online markets where content can be republished or imitated quickly.

Government regulation

Our operations are subject to a variety of laws and regulations at the federal, state and local levels. These may include laws relating to consumer protection, advertising and marketing, automatic renewal and subscription practices, privacy and data security, electronic communications, intellectual property, payment processing, artificial intelligence, unfair or deceptive acts or practices, and online commerce.

Because our products address wellness topics that are closely related to medical conditions, we must also consider how our claims, disclosures, content presentation and user experience may be interpreted by consumers, regulators, advertising platforms, distribution partners and enterprise counterparties. Our public materials emphasize that our consumer-facing offerings provide educational information and wellness support only and are not intended to diagnose, treat, cure or prevent disease. If regulators or counterparties disagree with our positioning or with the manner in which our content or features are presented, we could face scrutiny, claims or restrictions.

As we pursue enterprise partnerships and broader platform capabilities, we may become subject to additional contractual, industry or regulatory expectations relating to privacy, cybersecurity, reporting, accessibility and the handling of health-related information. We may also need to adapt our processes as laws governing AI-enabled systems and digital wellness tools continue to evolve.

Employees

At March 24, 2026, we had one employee, including our chief executive officer. Given our current scale, we rely significantly on third-party service providers, consultants and technology partners for selected operational, development and support functions.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this annual report. If any of the risks described below occur, our business, reputation, operating results, prospects and the value of our securities could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Our transition to an app-based subscription and platform model may not succeed. Our current strategy depends on scaling the Done With Diabetes app as a recurring subscription product and, over time, expanding into a broader technology-enabled platform. This model is materially different from a historical emphasis on discrete wellness products and related offerings. We may not be able to acquire users cost-effectively, convert trial users into paying subscribers, retain users for the duration of the program, maintain engagement in Lifetime Wellness Mode or realize the operational leverage management expects from our AI-enabled and agentic workflows. If our subscription model does not achieve the growth, retention or operating leverage we expect, our business and prospects could be materially harmed.

Our business depends on sustained user engagement, retention and perceived relevance. The value proposition of our platform depends on repeated use over time. Our current product experience includes onboarding, daily missions, meal guidance, dashboards, community participation, AI coaching and gamified features intended to reinforce adherence. If users do not find these features helpful, engaging, easy to use or worth the ongoing subscription price, they may cancel, become inactive or fail to recommend the product to others. Because our strategy is designed around recurring engagement rather than a single transaction, weak retention could have a disproportionate adverse effect on our growth and brand perception.

We operate in a highly competitive and rapidly evolving market. We compete with digital wellness applications, metabolic health and diabetes support platforms, nutrition and habit-tracking products, coaching programs, large consumer health brands, free online resources and enterprise wellness vendors. Many current and potential competitors have significantly greater financial, technical, marketing and organizational resources than we do. Competitors may introduce products with broader distribution, stronger brands, more sophisticated technology, more substantial evidence packages, lower pricing or more favorable enterprise contracting terms. If we fail to differentiate our platform in a meaningful way, demand for our offerings could be limited.

Our enterprise strategy may involve long sales cycles, additional requirements and uncertain conversion. We intend to market our platform not only to individual consumers but also to self-insured employers, health plans, payers, provider groups and pharmacy benefit managers. Enterprise opportunities may require lengthy evaluation cycles, pilot programs, security reviews, reporting capabilities, integration support, specialized contractual terms and additional compliance commitments. We may invest management time, development resources and external expenses in pursuit of enterprise opportunities that do not ultimately close or do not scale as expected. As a result, our enterprise strategy may take longer to develop and may be more costly than anticipated.

Our use of artificial intelligence, including agentic and agent-to-agent workflows, may expose us to product, legal and reputational risk. Our platform uses AI-enabled features, including Dr. Smith AI Coach and other automated engagement functions, to personalize guidance and user support. As we continue to develop agentic workflows, specialized AI agents may retrieve program content, exchange context, sequence recommendations or support community-related interactions. AI systems can produce inaccurate, incomplete, outdated, inconsistent or otherwise unsatisfactory outputs. They may also reflect biases, fail to account for user-specific context, or be used in ways we did not anticipate. In agentic environments, errors, inappropriate instructions, unsafe outputs or permission failures may be amplified when context is transferred across tools, models or agents, or when AI-mediated content appears inside a community experience. If users rely on AI-generated content they perceive to be misleading, harmful or inappropriate, or if regulators, partners or the public challenge our use of AI, our reputation, customer relationships and business prospects could be materially harmed. In addition, evolving laws and standards governing AI may increase our compliance burden or limit certain product features.

If we cannot appropriately substantiate, communicate or qualify claims regarding our platform, we could face regulatory and reputational harm. Our website and public materials describe our platform as evidence-informed and focused on metabolic health, and our commercial success depends in part on how effectively we communicate user value, outcomes potential and product differentiation. Claims relating to wellness outcomes, engagement, retention, lifestyle improvement, cost savings or other benefits may be challenged by regulators, advertising platforms, enterprise buyers, competitors or consumers if they are viewed as insufficiently supported, misleading or not appropriately qualified. Even if claims are based on internal data or good-faith interpretation, disputes regarding substantiation or presentation could result in investigations, platform restrictions, negative publicity, litigation or reduced trust.

The regulatory environment applicable to digital wellness, subscription commerce, privacy and health-adjacent claims is evolving and may become more burdensome. Our operations are subject to laws and regulations relating to consumer protection, subscriptions and automatic renewal, digital advertising, privacy and data security, intellectual property, payment processing, accessibility, online communications and health-related representations. Because our offerings address topics closely related to chronic conditions, there is a risk that regulators or counterparties could take a different view than we do regarding the scope of permissible claims, the boundary between wellness support and regulated medical activity, or the compliance obligations associated with particular features. Changes in law, regulation, enforcement priorities or platform policies could require us to modify product features, marketing practices, disclosures, pricing flows or data handling practices, any of which could increase our costs or limit our growth.

If our platform, systems or data are compromised, unavailable or exposed, our business could be materially harmed. We collect and process personal information, profile data, engagement history, subscription records and health-related lifestyle information through our digital platform. Our business relies on cloud infrastructure, third-party software, payment processors and communications providers. A security incident, ransomware event, credential compromise, software vulnerability, insider misuse, vendor failure or significant service outage could disrupt operations, expose data, damage our brand, trigger legal or contractual claims, increase regulatory scrutiny and reduce user or partner confidence. Any significant cybersecurity or reliability event could materially adversely affect our business.

We rely heavily on third-party service providers and external platforms. Important parts of our platform and commercial operations depend on third-party vendors for hosting, payments, analytics, communications, development tools, AI-enablement, model providers, search visibility and social distribution. We may have limited control over the performance, pricing, security, service continuity or policy decisions of these providers. If a critical vendor experiences downtime, increases prices, changes technical requirements, restricts our access, terminates services, alters content or advertising policies, or suffers its own cybersecurity incident, our product performance and customer acquisition could be adversely affected. Replacing key providers may be time-consuming, costly and disruptive.

Our business is dependent on a small number of key personnel and external support relationships. At the date of this report, we have a very limited number of internal personnel and rely significantly on third-party consultants, contractors and service providers for selected operational, development, finance, marketing and support functions. Our ability to execute our strategy depends on the continued availability and performance of these individuals and organizations. The loss of key personnel, an inability to attract qualified external support, or disruption in important vendor relationships could delay product development, impair execution and weaken internal controls and oversight.

Our DWX platform vision, broader agentic architecture and future condition-specific offerings may never be realized or may distract management. We have discussed a broader Done With, or DWX, platform vision under which the underlying personalization, AI support, agentic workflows and community framework may be extended to additional condition-aware programs, including publicly referenced areas such as heart disease and depression. These expansion opportunities remain subject to significant uncertainty, including product development, regulatory positioning, market acceptance, funding, staffing and partner demand. If we pursue new offerings or additional platform layers too aggressively, we may divert resources from our flagship product. If we do not successfully expand, the market may view our long-term platform narrative as unproven.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Management has established policies and processes to identify, assess, mitigate and manage cybersecurity risks relevant to our digital platform and supporting operations. These risks include, among others, unauthorized access to user data, compromised credentials, application vulnerabilities, vendor failures, fraud, service outages, business interruption, compliance failures, community abuse, misuse of AI-enabled features and risks specific to agentic systems such as model misuse, prompt injection, inappropriate tool invocation or unintended data exposure across workflows. Cybersecurity considerations are incorporated into our broader risk management processes and into our evaluation of important third-party service providers.

Given the Company's size and stage, our cybersecurity program is designed to be risk-based and to focus on the systems and vendors most material to the operation of our platform. We seek to apply commercially reasonable safeguards to protect account, profile, billing and health-related lifestyle data, including access controls, authentication procedures, vendor oversight, change management, backup practices and incident response planning. As our platform incorporates more AI-enabled and agentic functionality, we also consider controls around model access, tool permissions, data flow design and separation of user context across workflows. Because we rely on third-party infrastructure and software providers for important elements of hosting, payments, communications, development and AI enablement, our overall cybersecurity posture also depends in part on the controls and resilience of those providers.

We periodically review cybersecurity risks associated with application development, user authentication, vendor dependence, data flows, administrative access and the interaction between application services, models, agents and community features. We may also engage outside technical resources and service providers to support selected cybersecurity, infrastructure and monitoring activities. As of the date of this report, we have not experienced any cybersecurity incidents that have materially affected us, including our business strategy, results of operations or financial condition. For risks related to cybersecurity threats, see Item 1A, 'Risk Factors.'

Governance

Our Board of Directors is responsible for overseeing the Company's strategic risk exposure, including material cybersecurity risk. Day-to-day responsibility for cybersecurity risk management rests with executive management, which, given our current scale, oversees these matters directly with support from relevant third-party technology and service providers. Management reports cybersecurity matters to the Board as appropriate, including significant risks, material incidents, vendor issues and remediation priorities.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. Our principal executive office is located at 596 Herrons Ferry Road, Suite 301, Rock Hill, South Carolina 29730, and our digital platform is operated through third-party hosting and software infrastructure providers.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded but the market is limited and sporadic. It is listed on OTCQB with the symbol of VYND. As of March 24, 2026 the price is $0.43

Holders

We have 51 stockholders of record holding 18,327,364 shares of our common stock as of March 24, 2026.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses the Company’s financial condition and results of operations as of and for 2025 and 2024.

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $3,040,596 as of December 31, 2025. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Fiscal year ended December 31, 2025 compared to the year fiscal ended December 31, 2024

Revenues

Revenues for 2025 were $0, a decrease of $0, or 0%, from $0 in 2024.

Costs and Expenses

Total costs and operating expenses increased 8,079, or 3.38%, in $247,318 in 2025 from $239,239 in 2024. The increase in operating costs and expenses was due to an increase in back office support as operations begin to ramp up.

Cost of revenue decreased $8,394, or 56.36%, to 6,499 in 2025 compared to $14,893 in 2024. Our cost of revenue includes the cost of the supplements we sell as well as shipping and handling costs for shipments to customers, merchant processing fees, call center support, and order processing.

Selling, general and administrative expenses increased $16,473 or 7.34%, to $240,819 in 2025 from $224,346 in 2024. The increase in SG&A is principally attributable to increases in consulting and accounting expenses, legal expenses, office expenses and general expenses. This was offset by a decrease in interest expense from the prior year due to a large portion of debt being converted to equity in FY 2024.

Net Loss

Our net loss for the year ended December 31, 2025 was $255,066 compared to $261,192 for the year ended December 31, 2024.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at December 31, 2025 as compared to December 31, 2024.

	December 31, 2025	December 31, 2024

Total current assets	$53,709	$87,203
Total current liabilities	$406,140	$314,568
Working capital deficit	$(352,431)	$(227,365)

The reduction in total current assets between the periods primarily reflects a reduction in cash and prepaid expense. The increase in total current liabilities reflects an increase in notes payable, accounts payable, and accrued expenses. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the years ended December 31, 2025 and 2024, we have reported net losses of $255,066 and $261,192, respectively. As of December 31, 2025, our working capital was a deficit of $352,431, our accumulated deficit was $3,040,596, and we had negative cash flows from operations of $108,860. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue to grow our business is dependent upon our ability to raise additional sufficient capital to fund our operating expenses, including advertising, until such time, if ever, that we are able to report profitable operations, as well as for our short-term and long-term growth plans. We do not generate operating income and we are presently relying on cash we receive from bridge loans to pay our operating expenses. Our management estimates that we require approximately $5,500,000 in additional working capital during the next 12 months in order to meet our current business objectives, including the development of new indicators for our Lifestyle Blueprint platform, the addition of print versions of our DWD Protocol, expanding our supplement product line and additional subscription content offerings for our customers. This additional working capital is also necessary to fund increases in our advertising and marketing costs, costs associated with the development of additional infrastructure to support our expected growth, as well as funds to pay our operating expenses and general working capital. We currently do not have any firm commitments to provide any additional capital to us. There are no assurances we will be successful in securing the additional capital necessary to grow our company and pay our operating expenses. Any delay in raising sufficient funds could adversely impact our ability to continue to increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, we may be forced to reduce certain operating expenses in an effort to conserve our working capital which will adversely impact our revenues and results of operations in future periods and there are no assurances we could continue as a going concern.

Summary of cash flows

	December 31, 2025	December 31, 2024

Net cash used in operating activities	$(108,860)	$(112,390)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$84,500	$166,865

The decrease in cash used in our operating activities in 2025 as compared to 2024 is due to a decrease in accounts payable and decrease in the holdback receivable.

There was no net cash provided by or used in investing activities during 2025 and 2024.

Net cash provided by financing activities during 2025 and 2024 reflects proceeds from notes payable from two investors and proceeds from the issuance of common stock.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vynleads, Inc. (the Company) as of December 31, 2025, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring operating losses since inception, negative cash flows from operations and has financed its recent working capital requirements primarily through the issuance of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to

Vynleads, Inc.

those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Stephano Slack LLC

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vynleads, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vynleads, Inc. (the Company) as of December 31, 2024, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters to be communicated below, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify critical audit matters that need to be communicated.

Assurance Dimensions, LLC

Coral Springs, Florida
March 24, 2025

Vynleads, Inc.

Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash	$44,628	$68,988
Accounts receivable	—	—
Holdback receivable from merchant, net of reserve for refunds of $0 and $58, respectively	—	9,434
Prepaid expenses and other current assets	9,081	8,781
Total current assets	53,709	87,203
Total assets	$53,709	$87,203

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$240,818	$233,800
Notes payable	165,322	80,768
Notes payable – related party	—	—
Total current liabilities	406,140	314,568
Total liabilities	406,140	314,568

Commitments and contingencies (See Note 8)

Stockholders' deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 18,327,364 shares issued and outstanding as of December 31, 2025 and December 31, 2024	1,833	1,833
Additional paid-in capital	2,686,332	2,556,332
Accumulated deficit	(3,040,596)	(2,785,530)
Total stockholders' deficit	(352,431)	(227,365)

Total liabilities and stockholders' deficit	$53,709	$87,203

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Operations

For the years ended December 31, 2025 and December 31, 2024

	For the years ended December 31,
	2025	2024

Revenues, net of refunds and chargebacks	$—	$—

Cost and Expenses
Cost of revenue	6,499	14,893
Gross Loss	$(6,499)	$(14,893)

Operating Expenses
Selling, general and administrative expense	240,819	224,346
Total Operating Expenses	240,819	224,346

Loss from Operations	(247,318)	(239,239)

Other Income (Expense) from operations
Gain on settlement of credit card liability	—	4,717
Interest expense	(5,045)	(24,055)
Net Loss before provision for income taxes	(252,363)	(258,577)

Income Taxes	(2,703)	(2,615)

NET LOSS	$(255,066)	$(261,192)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,327,364	12,785,055

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2023	11,599,830	$1,160	$1,754,252	$(2,524,338)	$(768,926)
In Kind Contribution of Services	—	—	130,000	—	130,000
Issuance of common stock for cash	1,000,000	100	99,900	—	100,000
Conversion of convertible debt to common stock	5,727,534	573	572,180	—	572,753
Net Loss	—	—	—	(261,192)	(261,192)
Balance at December 31, 2024	18,327,364	$1,833	$2,556,332	$(2,785,530)	$(227,365)
In Kind Contribution of Services	—	—	130,000	—	130,000
Net Loss	—	—	—	(255,066)	(255,066)
Balance at December 31, 2025	18,327,364	$1,833	$2,686,332	$(3,040,596)	$(352,431)

The accompanying notes are an integral part of these financial statements.

Vynleads, Inc.

Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(255,066)	$(261,192)
Adjustments to reconcile net loss to net cash flows used in operating activities
In kind contribution of services	130,000	130,000
Gain on settlement of credit card liability	—	(4,717)
Changes in operating assets and liabilities and other, net	16,206	23,519
Net cash flows used in operating activities	(108,860)	(112,390)

Cash flows from financing activities:
Proceeds from notes payable	85,000	70,000
Repayment of notes payable	(500)	(3,135)
Proceeds from issuance of common stock	—	100,000
Net cash flows provided by financing activities	84,500	166,865

Net increase (decrease) in cash	(24,360)	54,475
Cash at beginning of year	68,988	14,513
Cash at end of year	$44,628	$68,988

Supplemental disclosure of cash flow information:
Income taxes paid	$2,703	$2,615
Interest paid	$5,045	$24,055

Supplemental disclosure of non-cash investing and financing activities:
Non-cash Conversion of notes payable and accrued interest to common stock	$—	$572,180

The accompanying notes are an integral part of these financial statements.

VYNLEADS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

1. Business

Vynleads, Inc. (“Vynleads”) was incorporated as a Delaware corporation on July 15, 2015. We are a provider of health and wellness information principally targeted to people who are pre-diabetic or who have type 2 diabetes. We provide information to our customers who are seeking to make healthy choices by providing clear, generic blueprints, education, resources, and support. Our core product is our proprietary Lifestyle Blueprint, a digital guide that provides dietary recommendations for a very low calorie eight-week diet together with information focusing on what, how and how much a person eats, nutritional information and how a person’s body does and does not use food to enable our customers to continue leading a more successful lifestyle. We also offer nutritional supplements and monthly subscriptions to our proprietary newsletter which covers a wide variety of healthy living-related topics.

Our corporate headquarters are located in Rock Hill, South Carolina.

2. Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt. During the years ended December 31, 2025 and 2024, we have reported net losses of $255,066 and $261,192, respectively. As of December 31, 2025, our working capital deficit was $352,431, our accumulated deficit was $3,040,596, and we had cash used in operations of $108,860. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Despite our current sales, expense, cash flow projections, and aggregate cash and, we will require substantial funds to expand service and product offerings into additional areas, market and promote our services and product offerings; and develop and grow our infrastructure and corporate organization. Our capital requirements depend on numerous factors, including but not limited to our ability to generate sufficient revenues to pay our operating expenses.

The Company’s ability to continue as a going concern in the next twelve months is dependent on our ability to meet our current and projected obligations depends on our ability to generate sufficient sales and to control expenses and will require that we seek additional capital through private and/or public financing sources. There can be no assurances that we will achieve our forecasted financial results or that we will be able to raise additional capital to operate our business. Any such failure would have a material adverse impact on our liquidity and financial condition and could force us to curtail or discontinue operations entirely and could require us to file for protection under bankruptcy laws. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Cash

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

Holdback Receivable

Holdback receivable includes a merchant holdback net of a reserve for returns, which reserve is $0 and $58 as of December 31, 2025 and 2024, respectively. The Holdback receivable was reimbursed to the Company as of December 31, 2025 as the Company will no longer use the vendor to minimize merchant fees. Upon product re-launch, the Company will select a new vendor.

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

There was no revenue for the year ended December 31, 2025 and 2024.

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 shares for the years ended December 31, 2025 and 2024.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Black-Scholes pricing model requires the consideration of the following inputs for purposes of estimating fair value:

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The carrying amounts of our cash, holdback receivable, prepaid expense and other current asset, accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of December 31, 2025 and 2024.

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

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. During the years ended December 31, 2025 and 2024, $130,000 and $130,000, respectively, is recorded as in-kind contribution of service provided by Mr. Mannine (See Note 10).

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

5. Income Taxes

For the year ended December 31, 2025 the provision for income taxes was $2,703. For the year ended December 31, 2024 the provision for income taxes was $2,573. Deferred tax assets have been reduced to an amount deemed recoverable from the use of loss carrybacks.

As of December 31, 2025, we have net operating loss carryforwards of approximately $2.2 million. Our net operating loss carryforwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Net operating losses of approximately $2.2 million will begin expiring in 2037. Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes. The reasons for these differences are:

	2025		2024
	Tax	Rate	Tax	Rate
Taxes computed at statutory rate
Federal	$(53,257)	21.00%	$(54,682)	21.00%
State	(10,017)	3.95%	(10,285)	3.95%
Total taxes at blended statutory rate	$63,274)	24.95%	$(64,967)	24.95%
Increase (decrease) resulting from:
Effect of tax rate change	—	0.00%	—	0.00%
Nondeductible expenses	32,448	-12.79%	32,448	-11.99%
Temp difference – true up in NOL carryforward	3,117	-1.23%	1,396	-0.51%
State income tax refund	—	0.00%	—	0.00%
Other	—	0.00%	—	0.00%
Change in valuation allowance	30,412	-14.02%	33,696	-12.45%
Total income tax (benefit) expense	$(2,703)	-0.00%	$(2,573)	-0.00%

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The tax effect of significant components of our deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$549,942	$519,530
Non deductible liability	3,884	—
Amortization of intangibles	5,440	6,272
Reserve for refunds	16	16
Stock compensation	3,774	3,774
Charitable contribution carryforward	3,355	3,355
Total deferred tax assets	566,411	532,947
Less: Valuation allowance	(566,411)	(532,947)
Net deferred tax assets	$—	$—

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

The change in the valuation allowance reflects an increase of $33,464 and $32,864 for the year ended December 31, 2025 and 2024.

6. Notes Payable

The following table summarizes notes payable as of December 31, 2025 and 2024:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2025	Balance at December 31, 2024
Note Payable** (a)	$50,000	11/18/2019	5/22/2020	5%	$50,000	$50,000
Note Payable** (b)	$27,000	05/20/2020	4/20/2022	1%	$5,322	$5,768
Note Payable** (c)	$25,000	10/20/2022	4/24/2023	5%	$25,000	$25,000
Note Payable (d)	$50,000	7/20/2025	7/19/2027	5%	$50,000	$—
Note Payable (e)	$35,000	12/9/2025	12/9/2027	5%	$35,000	$—

			Balance		$165,322	$80,768
			Less current portion		$(165,322)	$(80,768)
			Total long-term		$—	$—

** Currently in default

(a)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(b)	On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of December 31, 2023 and December 31, 2022, the loan balance was $8,833 and $14,529, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

(c)	On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(d)	On July 20, 2025, the Company executed a note payable to an individual in the amount of $50,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

(e)	On December 9, 2025, the Company executed a note payable to an individual in the amount of $35,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company seems one million in total investment capital, whichever occurs first.

The Company had total accrued interest for notes payable of $20,559 and $15,568, as of December 31, 2025 and December 31, 2024, respectively. The Company had total interest expense of $5,045 and $24,055 for the year ended December 31, 2025 and December 31, 2024, respectively.

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

7. Commitments and Contingencies

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

8. Concentration of Credit Risk and Major Customers and Suppliers

There is no concentration risk for any of our customers or suppliers as of December 31, 2025 and 2024.

9. Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of December 31, 2025 and 2024, there are 18,327,364 shares of common stock issued and outstanding, and 0 shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the year ended December 31, 2025 and 2024 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4).

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025 and December 31, 2024, the intrinsic value for option outstanding and exercisable is $9,110 and $2,500, respectively. The intrinsic value is based on the share price as of December 31, 2025 and December 31, 2024.

The following table summarizes information about stock options outstanding and exercisable as of as of December 31, 2025 and 2024:

	2025
	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
Outstanding, January 1, 2024	100,000	$0.225	4.46
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, December 31, 2024	100,000	$0.225	3.45
Exercisable, December 31, 2024	100,000	$0.225	3.45
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, December 31, 2025	100,000	$0.225	2.45
Exercisable, December 31, 2025	100,000	$0.225	2.45
Options available for future grant, end of year	1,000,000

VYNLEADS, INC. NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

	December 31, 2025	December 31, 2024
Revenue, net	$—	$—
Less: Cost of goods sold	6,499	14,893
Less:
Salaries, benefits and consultants	130,000	130,000
Other segment expenses (1)	115,864	113,684
Segment net loss	(252,363)	(258,577)

Reconciliation of loss:
Other income, net	—	4,717
Interest expense	(5,045)	(24,055)
Loss before income taxes	$(247,318)	$(239,239)

(1)	- other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation, other income and interest expense.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2025 other than noted above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Positions
Alex J. Mannine	37	Chief Executive Officer, Secretary, Director

Sergei Stetsenko	38	Director

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our principal executive officer for the current reporting period is as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Alex J. Mannine,	2024	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer	2025	130,000	—	—	—	—	—	—	130,000

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

During the years ended December 31, 2025 and 2024, Mr. Mannine voluntarily agreed to waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2025 and 2024 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Stanislav Bezusov. We are not a party to an employment agreement with Mr. Bezusov and the compensation he is paid for his services which is in the form of consulting fees is determined by the board of directors. In 2025 and 2024, we paid Mr. Bezusov $0 and $0, respectively, in consulting fees.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2025 :

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

Director Compensation

We have not paid any compensation to our directors as of December 31, 2025. Our board of directors has not adopted a director compensation policy. We did not compensate our directors for their services on the board during 2025 and 2024.

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

The percentage ownership information in the table below is based on 18,327,364 shares of common stock outstanding as of March 15, 2026.

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%
Alex J. Mannine (1)	2,738,889	14.9%
Eagle Wealth LTD	1,875,684	10.2%
WG Capital, LTD.	2,956,417	16.1%
Sergei Stetsenko	1,500,000	12.9%
All officers and directors as a group (three persons) (1)(2)	5,660,941	48.4%

(1)	The number of shares beneficially owned by Mr. Mannine includes 2,638,889 shares held of record by Bring Forth Good LLC, an entity over which has sole voting and dispositive control. The number of shares beneficially owned by Mr. Mannine include 100,000 shares of our common stock underlying a vested option exercisable at $0.225 per share, which expire on December 6, 2028.

The following table provides information as of December 31, 2025 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$0.225	1,000,000	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$0.225	1,000,000	(1)

(1)	Shares issuable pursuant to the 2017 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel the employment agreement and waive all cash due and any related accruals. The salary forgiven for the years ended December 31, 2025 and 2024 of $130,000 and $130,000 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements.

Director Independence

We do not presently have any independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Assurance Dimensions served as our independent registered public accounting firm for 2025 and 2024. The following table shows the fees that were billed for the audit and other services provided by such firms for 2025 and 2024.

	2025	2024
Audit Fees	$36,565	$25,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$36,565	$25,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to 2024 and 2024 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
19.1	Insider Trading Policy	10-K	3/24/2025	19.1
31.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
32.1	Certification of Chief Executive Officer, principal executive officer, principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vynleads, Inc.

By:	/s/ Alex J. Mannine
Alex J. Mannine, Chief Executive Officer Dated: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex J. Mannine
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer Dated: March 31, 2026

