Form 10-Q
period 2026-03-31
Vynleads, Inc.
filed 2026-06-16
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 22, 2026, the registrant had 18,327,364 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Vynleads, Inc.

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current Assets:
Cash	$262	$44,628
Prepaid expenses and other current assets	4,581	9,081
Total current assets	4,843	53,709
Total assets	$4,843	$53,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$256,395	$240,818
Notes payable	165,335	165,322
Total current liabilities	421,730	406,140
Total liabilities	421,730	406,140

Commitments and contingencies (See Note 6)	—	—

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 18,327,364 and 18,327,364 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,833	1,833
Additional paid-in capital	2,718,832	2,686,332
Accumulated deficit	(3,137,552)	(3,040,596)
Total stockholders' deficit	(416,887)	(352,431)
Total liabilities and stockholders' deficit	$4,843	$53,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2026	2025
Revenue, net of refunds and chargebacks	$—	$—

Cost and Expenses
Cost of revenue	2,028	4,718
Gross Loss	(2,028)	(4,718)

Operating Expenses
Selling, general and administrative expenses	92,942	75,313
Total Operating Expenses	92,942	75,313

Loss from operations	(94,970)	(80,031)

Other Expenses from operations
Interest expense	(1,986)	(939)
Net loss before provision for income taxes	(96,956)	(80,970)

Income Taxes	—	—

NET LOSS	$(96,956)	$(80,970)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,327,364	11,599,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2024	18,327,364	$1,833	$2,556,332	$(2,785,530)	$(227,365)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2025	—	—	—	(80,970)	(80,970)
Balance at March 31, 2025 (Unaudited)	18,327,364	1,833	2,588,832	(2,866,500)	(275,835)

Balance at December 31, 2025	18,327,364	1,833	2,686,332	(3,040,596)	(352,431)
In Kind Contribution of Services	—	—	32,500	—	32,500
Net Loss for the three months ended March 31, 2026	—	—	—	(96,956)	(96,956)
Balance at March 31, 2026 (Unaudited)	18,327,364	1,833	2,718,832	(3,137,552)	(416,887)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(96,956)	$(80,970)
Adjustments to reconcile net loss to net cash flows used in operating activities:
In kind contribution of services	32,500	32,500
Decrease in prepaid expenses and other current assets	4,500	5,316
(Decrease) increase in accounts payable and accrued expenses	15,590	(1,321)
Net cash flows used in operating activities	(44,366)	(41,833)

Cash flows from financing activities:
Repayment of PPP Loan	—	(500)
Net cash flows provided by (used in) financing activities	—	(500)

Net decrease in cash	(44,366)	(42,333)
Cash at beginning of period	44,628	68,988
Cash at end of period	$262	$26,655

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

1.       Business

Vynleads, Inc. ("Vynleads") was incorporated as a Delaware corporation on July 15, 2015. We are a wellness technology company focused on metabolic health and chronic, lifestyle-influenced conditions. Our flagship offering is Done With Diabetes, an app-based, lifestyle-first wellness support program for adults with type 2 diabetes, prediabetes and related metabolic health goals, delivered through our digital platform and supported by our proprietary Lifestyle Blueprint personalization engine, Dr. Smith AI Coach and an emerging agentic AI support architecture. Our current product is offered on a subscription basis and is built around a 56-day Success Blueprint that guides users through four sequential phases: Foundation, Meal Plan, Lifestyle and Control. Our strategic objective is to combine evidence-informed content, behavior change design, community accountability and AI-enabled support in a format that can be delivered directly to consumers and, over time, through enterprise partners such as self-insured employers, health plans, payers, provider groups and pharmacy benefit managers. Our consumer-facing offerings are intended for general wellness and educational purposes only and are not intended to diagnose, treat, cure or prevent disease. .Our corporate headquarters are located in Rock Hill, South Carolina.

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

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and with the information contained in our other publicly available filings with the Securities and Exchange Commission. The condensed financial statements reflect all adjustments considered necessary for a fair presentation of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature.

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. During the quarters ended March 31, 2026 and 2025, we have reported net losses of $96,956 and $80,970, respectively. As of March 31, 2026, we had a negative working capital of $416,887 and an accumulated deficit of $3,137,552. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

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

There was no revenue for the three months ended March 31, 2026 and March 31, 2025.

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 and 100,000 shares for the three months ended March 31, 2026 and 2025, respectively.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

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

The carrying amounts of our cash, holdback receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of March 31, 2026 and December 31, 2025.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that they are either immaterial or not relevant to us.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

4.       Related Party Transactions

On June 14, 2018, we entered into an employment agreement with Mr. Mannine pursuant to which he was engaged to serve as our Chief Executive Officer. Mr. Mannine’s compensation includes a grant of 10 year options to purchase 100,000 shares of our common stock at an exercise price of $0.225 per share, which vested upon the effectiveness of the registration statement on December 7, 2018.

On September 21, 2020, Mr. Mannine voluntarily agreed to waive all cash compensation due under his employment agreement and any related accruals; the agreement otherwise remains in effect. During the periods ending March 31, 2026 and March 31, 2025, $32,500 and $32,500, respectively, is recorded as an in-kind contribution of services provided by Mr. Mannine (See Note 10).

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

5.       Notes Payable

The following table summarizes notes payable as of March 31, 2026 and December 31, 2025:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2026	Balance at December 31, 2025
Note Payable** (a)	$50,000	11/18/2019	5/22/2020	5%	$50,000	$50,000
Note Payable** (b)	$27,000	05/20/2020	4/20/2022	1%	$5,335	$5,768
Note Payable** (c)	$25,000	10/20/2022	4/24/2023	5%	$25,000	$25,000
Note Payable (d)	$50,000	7/20/2025	7/19/2027	5%	$50,000	$50,000
Note Payable (e)	$35,000	12/9/2025	12/9/2027	5%	$35,000	$35,000

			Balance		$165,335	$165,322
			Less current portion		$(165,335)	$(165,322)
			Total long-term		$—	$—

** Currently in default

(a)	On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid.
(b)	On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of March 31, 2026 and December 31, 2025 , the loan balance was $5,335 and $5,322, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.
(c)	On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first

(d)	On July 20, 2025, the Company executed a note payable to an individual in the amount of $50,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

(e)	On December 9, 2025, the Company executed a note payable to an individual in the amount of $35,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

The Company had total accrued interest for notes payable of $22,532 and $20,559, as of March 31, 2026 and December 31, 2025, respectively. The Company had total interest expense of $1,986 and $939 for the three months ended March 31, 2026 and March 31, 2025, respectively.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

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

On September 21, 2020, Mr. Mannine voluntarily agreed to waive all cash compensation due under his employment agreement and any related accruals. During the three months ended March 31, 2026 and 2025, $32,500 and $32,500, respectively, is recorded as an in-kind contribution of services provided by Mr. Mannine (See Notes 4 and 10). Although Mr. Mannine waived his right to receive cash compensation and related accruals effective September 21, 2020, the employment agreement otherwise remains in effect, including its term, renewal, and termination provisions described below.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

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

8.       Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, there are 18,327,364 and 18,327,364 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to cancel his employment agreement and waive all cash due and any related accruals. The salary forgiven for the three months ended March 31, 2026 and 2025 of $32,500 and $32,500 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4 and 8).

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

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

As of March 31, 2026 and December 31, 2025, the intrinsic value for option outstanding and exercisable is $20,500 and $9,110, respectively. As of March 31, 2026 and December 31, 2025, the share price is $0.43 and $0.32, respectively.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable as of as of March 31, 2026:

	2025
	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
Outstanding, December 31, 2025	100,000	$0.225	2.45
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, March 31, 2026	100,000	$0.225	2.21
Exercisable, March 31, 2026	100,000	$0.225	2.21

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS March 31, 2026 (UNAUDITED)

 10. Segments

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

	March 31, 2026	March 31, 2025
Revenue, net	$—	$—
Less: Cost of goods sold	2,028	4,718
Less:
Salaries, benefits and consultants	32,500	32,500
Other segment expenses (1)	62,428	43,752
Segment net loss	(96,956)	(80,970)

Reconciliation of loss:
Other income, net	—	—
Interest expense	(1,986)	(939)
Loss before income taxes	$(96,956)	$(80,970)

(1)	other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation, other income and interest expense.

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

11. Subsequent Events

On April 1, 2026, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

On May 12, 2026, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $3,137,552 as of March 31, 2026. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three months ended March 31, 2026 (“2026 first quarter”) compared to the three months ended March 31, 2025 (“2025 first quarter”)

Revenues

Revenues for the three months ended March 31, 2026 and March 31, 2025 was $0.

Costs and Expenses

Total costs and operating expenses increased by $14,939 or 19% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in operating cost and expense was due to use of third-party software development team.

Selling, general and administrative expenses increased by $17,629 or 23% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in operating cost and expense was due to use of third-party software development team.

Net Loss

Our net loss for the three months ended March 31, 2026 was $96,956 compared to $80,970 for the three months ended March 31, 2025. Our net loss increase is attributable to the increase in selling, general, and administrative expense offset by the decrease in interest expense.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at March 31, 2026 as compared to December 31, 2025.

	March 31,	December 31,
	2026	2025
	(unaudited)

Total current assets	$4,843	$53,709
Total current liabilities	$421,730	$406,140
Working capital deficit	$(416,887)	$(352,431)

The reduction in total current assets between the periods primarily reflects a reduction in cash and decrease in prepaid expenses. The increase in total current liabilities reflects an increase in accrued expenses. We do not have any capital commitments and do not have any external sources of working capital available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the three months ended March 31, 2026 and 2025, we have reported net losses of $96,956 and $80,970, respectively. As of March 31, 2026, our working capital was a deficit of $416,887, our accumulated deficit was $3,137,552, and we had negative cash flows from operations of $44,366. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue to grow our business is dependent upon our ability to raise additional sufficient capital to fund our operating expenses, including advertising, until such time, if ever, that we are able to report profitable operations, as well as for our short-term and long-term growth plans. We do not generate operating income and have been funding our operating expenses primarily through the issuance of notes payable to related parties. Our management estimates that we require approximately $5,500,000 in additional working capital during the next 12 months in order to meet our current business objectives, including the development of new indicators for our Lifestyle Blueprint platform, the addition of print versions of our DWD Protocol, expanding our supplement product line and additional subscription content offerings for our customers. This additional working capital is also necessary to fund increases in our advertising and marketing costs, costs associated with the development of additional infrastructure to support our expected growth, as well as funds to pay our operating expenses and general working capital. We currently do not have any firm commitments to provide any additional capital to us. There are no assurances we will be successful in securing the additional capital necessary to grow our company and pay our operating expenses. Any delay in raising sufficient funds could adversely impact our ability to continue to increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, we may be forced to reduce certain operating expenses in an effort to conserve our working capital which will adversely impact our revenues and results of operations in future periods and there are no assurances we could continue as a going concern.

Subsequent to March 31, 2026, the Company executed additional notes payable totaling $40,000 — $15,000 on April 1, 2026 and $25,000 on May 12, 2026 — to fund near-term operating requirements. These financings are described further in Note 7. Notwithstanding these borrowings, the Company continues to face significant uncertainty regarding its ability to fund operations beyond the near term, and there can be no assurance that additional capital will be available on acceptable terms or at all.

Summary of cash flows

	March 31,	March 31,
	2026	2025
	(unaudited)	(unaudited)

Net cash used in operating activities	$(44,366)	$(41,833)
Net cash provided by investing activities	$—	$—
Net cash provided by financing activities	$—	$(500)

There was no net cash provided by or used in investing activities during the three months ended March 31, 2026 and 2025.

Net cash provided by (used in) financing activities during the three months ended March 31, 2026 decrease reflects a payment on PPP loan balance.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2026, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer June 16, 2026

