Form 10-Q
period 2026-06-30
Vynleads, Inc.
filed 2026-08-14
CIK 1745078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, the registrant had 18,327,364 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Vynleads, Inc.

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Vynleads, Inc.

Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current Assets:
Cash	$18,189	$44,628
Prepaid expenses and other current assets	9,081	9,081
Total current assets	27,270	53,709
Total assets	$27,270	$53,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$245,197	$240,818
Notes payable	230,349	165,322
Total current liabilities	475,546	406,140
Total liabilities	475,546	406,140

Commitments and contingencies (See Note 6)	—	—

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 18,327,364 and 18,327,364 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,833	1,833
Additional paid-in capital	2,751,332	2,686,332
Accumulated deficit	(3,201,441)	(3,040,596)
Total stockholders' deficit	(448,276)	(352,431)
Total liabilities and stockholders' deficit	$27,270	$53,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue, net of refunds and chargebacks	$—	$—	$—	$—

Cost and Expenses
Cost of revenue	2,986	3,726	5,014	8,444
Gross Loss	(2,986)	(3,726)	(5,014)	(8,444)

Operating Expenses
Selling, general and administrative expenses	58,482	52,407	151,425	127,720
Total Operating Expenses	58,482	52,407	151,425	127,720

Loss from operations	(61,468)	(56,133)	(156,439)	(136,164)

Other Income (Expenses) from operations
Gain on debt settlement	—	—	—	—
Interest expense	(2,421)	(948)	(4,406)	(1,887)
Total Other Income (Expenses), net	(2,421)	(948)	(4,406)	(1,887)
Net loss before provision for income taxes	(63,889)	(57,081)	(160,845)	(138,051)

Income Taxes	—	—	—	—

NET LOSS	$(63,889)	$(57,081)	$(160,845)	$(138,051)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,327,364	18,327,364	18,327,364	18,327,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Stockholders' Deficit

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2024	18,327,364	$1,833	$2,556,332	$(2,785,530)	$(227,365)
In kind contribution of services	—	—	32,500	—	32,500
Net loss for the three months ended March 31, 2025	—	—	—	(80,970)	(80,970)
Balance at March 31, 2025 (Unaudited)	18,327,364	1,833	2,588,832	(2,866,500)	(275,835)
In kind contribution of services	—	—	32,500	—	32,500
Net loss for the three months ended June 30, 2025	—	—	—	(57,081)	(57,081)
Balance at June 30, 2025 (Unaudited)	18,327,364	1,833	2,621,332	(2,923,581)	(300,416)

Balance at December 31, 2025	18,327,364	1,833	2,686,332	(3,040,596)	(352,431)
In kind contribution of services	—	—	32,500	—	32,500
Net loss for the three months ended March 31, 2026	—	—	—	(96,956)	(96,956)
Balance at March 31, 2026 (Unaudited)	18,327,364	1,833	2,718,832	(3,137,552)	(416,887)
In kind contribution of services	—	—	32,500	—	32,500
Net loss for the three months ended June 30, 2026	—	—	—	(63,889)	(63,889)
Balance at June 30, 2026 (Unaudited)	18,327,364	1,833	2,751,332	(3,201,441)	(448,276)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vynleads, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(160,845)	$(138,051)
Adjustments to reconcile net loss to net cash flows used in operating activities:
In kind contribution of services	65,000	65,000
Decrease in prepaid expenses and other current assets	—	2,341
(Decrease) increase in accounts payable and accrued expenses	4,406	2,568
Net cash flows used in operating activities	(91,439)	(68,142)

Cash flows from financing activities:
Repayment of PPP Loan	—	(500)
Proceeds from notes payable	65,000	—
Net cash flows provided by (used in) financing activities	65,000	(500)

Net decrease in cash	(26,439)	(68,642)
Cash at beginning of period	44,628	68,988
Cash at end of period	$18,189	$346

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VYNLEADS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

2.       Going Concern

Our unaudited condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since July 15, 2015, the date of our inception, we have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from third parties. During the quarters ended June 30, 2026 and 2025, we have reported net losses of $63,889 and $57,081, respectively. As of June 30, 2026, we had a negative working capital of $448,276 and an accumulated deficit of $3,201,441. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

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

There was no revenue for the three months ended June 30, 2026 and June 30, 2025.

Shipping and Handling Costs

We include shipping and handling fees billed to customers as revenue and shipping and handling costs for shipments to customers as cost of revenue.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income (loss) that would result from the assumed conversion of potential shares. Potentially dilutive shares, which were excluded from the diluted loss per share calculations because the effect would be antidilutive or the options and warrants exercise prices were greater than the average market price of the common shares, were 100,000 and 100,000 shares for the three months ended June 30, 2026 and 2025, respectively.

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

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

The carrying amounts of our cash, holdback receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term maturities as of June 30, 2026 and December 31, 2025.

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

 On September 21, 2020, Mr. Mannine voluntarily agreed to waive all cash compensation due under his employment agreement and any related accruals; the agreement otherwise remains in effect. During the periods ending June 30, 2026 and June 30, 2025, $32,500 and $32,500, respectively, is recorded as an in-kind contribution of services provided by Mr. Mannine (See Note 10).

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

5.       Notes Payable

The following table summarizes notes payable as of June 30, 2026 and December 31, 2025:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2026	Balance at December 31, 2025
Note Payable** (a)	$50,000	11/18/2019	5/22/2020	5%	$50,000	$50,000
Note Payable** (b)	$27,000	05/20/2020	4/20/2022	1%	$5,349	$5,322
Note Payable** (c)	$25,000	10/20/2022	4/24/2023	5%	$25,000	$25,000
Note Payable (d)	$50,000	7/20/2025	7/19/2026	5%	$50,000	$50,000
Note Payable (e)	$35,000	12/9/2025	12/9/2026	5%	$35,000	$35,000
Note Payable (f)	$15,000	4/1/2026	3/31/2027	5%	$15,000	$—
Note Payable (g)	$25,000	5/12/2026	5/11/2027	5%	$25,000	$—
Note Payable (h)	$25,000	6/15/2026	6/14/2027	5%	$25,000	$—

			Balance		$230,349	$165,322
			Less current portion		$(230,349)	$(165,322)
			Total long-term		$—	$—

** Currently in default

(a)

On November 18, 2019, the Company executed a note payable to an individual in the amount of $50,000, interest accrues at 5% per annum, unsecured, and due after six months of execution, or the date in which the Company secures one million dollars in total investment capital, whichever occurs first. On May 14, 2020 $1,250 of accrued interest was paid.

(b)

On May 5, 2020, the Company received loan proceeds in the amount of $27,000 from Bank of America (the “Lender”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan matures on April 20, 2022 and bears an interest rate of 1.00% fixed per annum, payable monthly commencing on October 20, 2020. The loan is forgivable if the proceeds are used for eligible purposes. We have used the entire loan amount for qualifying expenses and the forgiveness is pending the completion of the application. The Company received a $6,250 courtesy credit from the lender on September 15, 2021. As of June 30, 2026 and December 31, 2025 , the loan balance was $5,349 and $5,322, respectively. The monthly payment beginning October 4, 2021 is $3,433. The Company has submitted the application for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and are in discussions with Bank of America (the lender). During the loan forgiveness process, repayment is temporarily deferred for borrowers until the SBA remits the final loan forgiveness amount to the lender. If granted full forgiveness, Bank of America confirmed that interest and penalties would be removed along with the principal of the loan.

(c)	On October 20, 2022, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first

(d)	On July 20, 2025, the Company executed a note payable to an individual in the amount of $50,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

(e)	On December 9, 2025, the Company executed a note payable to an individual in the amount of $35,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

(f)	On April 1, 2026, the Company executed a note payable to an individual in the amount of $15,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

(g)	On May 12, 2026, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

(h)	On June 15, 2026, the Company executed a note payable to an individual in the amount of $25,000, interest accrues 5% per annum, unsecured, and due date one year after execution, or the date in the which the company secures one million in total investment capital, whichever occurs first.

The Company had total accrued interest for notes payable of $24,940 and $20,559, as of June 30, 2026 and December 31, 2025, respectively. The Company had total interest expense of $2,421 and $948 for the three months ended June 30, 2026 and June 30, 2025, respectively.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

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

On September 21, 2020, Mr. Mannine voluntarily agreed to waive all cash compensation due under his employment agreement and any related accruals; the agreement otherwise remains in effect. During the periods ending June 30, 2026 and June 30, 2025, $32,500 and $32,500, respectively, is recorded as an in-kind contribution of services provided by Mr. Mannine (See Notes 4 and 10). Although Mr. Mannine waived his right to receive cash compensation and related accruals effective September 21, 2020, the employment agreement otherwise remains in effect, including its term, renewal, and termination provisions described below.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

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

8.       Stockholders’ Deficit

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, there are 18,327,364 and 18,327,364 shares of common stock outstanding and there are no shares of preferred stock issued and outstanding at either date.

Contributed Capital

On September 21, 2020, Mr. Mannine voluntarily agreed to waive all cash compensation due under his employment agreement and any related accruals; the agreement otherwise remains in effect. The salary forgiven for the three months ended June 30, 2026 and 2025 of $32,500 and $32,500 is treated as in-kind contribution of service and reflected as contributed capital in the financial statements (See notes 4 and 8).

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

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

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

As of June 30, 2026 and December 31, 2025, the intrinsic value for option outstanding and exercisable is $18,480 and $9,110, respectively. As of June 30, 2026 and December 31, 2025, the share price is $0.41 and $0.32, respectively.

VYNLEADS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS June 30, 2026 (UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable as of as of June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
Outstanding, December 31, 2025	100,000	$0.225	2.45
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, June 30, 2026	100,000	$0.225	1.96
Exercisable, June 30, 2026	100,000	$0.225	1.96

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

	June 30, 2026	June 30, 2025
Revenue, net	$—	$—
Less: Cost of goods sold	5,014	8,444
Less:
Salaries, benefits and consultants	65,000	65,000
Other segment expenses (1)	90,831	64,607
Segment net loss	(160,845)	(138,051)

Reconciliation of loss:
Other income, net	—	—
Interest expense	(4,406)	(1,887)
Loss before income taxes	$(156,439)	$(136,164)

(1)	-	other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation, other income and interest expense.

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

Results of Operations

The Company has incurred losses since inception resulting in an accumulated deficit of $3,201,441 as of June 30, 2026. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our short- and long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity securities.

Three and six months ended June 30, 2026 (“2026 second quarter”) compared to the three and six months ended June 30, 2025 (“2025 second quarter”)

Revenues

Revenues for the three and six months ended June 30, 2026 and June 30, 2025 was $0.

Costs and Expenses

Total costs and operating expenses increased by $20,275 or 15% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in operating cost and expense was due to use of third-party software development team.

Selling, general and administrative expenses increased by $23,705 or 19% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in operating cost and expense was due to use of third-party software development team.

Net Loss

Our net loss for the six months ended June 30, 2026 was $160,845 compared to $138,051 for the six months ended June 30, 2025. Our net loss increase is attributable to the increase in selling, general, and administrative expense.

Costs and Expenses

Total costs and operating expenses increased by $5,335 or 10% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in operating cost and expense was due to use of third-party software development team.

Selling, general and administrative expenses increased by $6,075 or 12% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in operating cost and expense was due to use of third-party software development team.

Net Loss

Our net loss for the three months ended June 30, 2026 was $63,889 compared to $57,081 for the three months ended June 30, 2025. Our net loss increase is attributable to the increase in selling, general, and administrative expense including an increase in consulting and accounting expense and increase in interest expense.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes our total current assets, total current liabilities and working capital deficit at June 30, 2026 as compared to December 31, 2025.

	June 30,	December 31,
	2026	2025
	(unaudited)

Total current assets	$27,270	$53,709
Total current liabilities	$475,546	$406,140
Working capital deficit	$(448,276)	$(352,431)

The reduction in total current assets between the periods primarily reflects a reduction in cash and decrease in prepaid expenses. The increase in total current liabilities reflects an increase notes payable of $65,000. We do not have any future committed financing sources or committed unused financing facilities currently available.

Going concern and management’s liquidity plans

We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of notes payable. During the three months ended June 30, 2026 and 2025, we have reported net losses of $63,889 and $57,081, respectively. As of June 30, 2026, our working capital was a deficit of $448,276, our accumulated deficit was $3,201,441, and we had negative cash flows from operations of $91,439. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There are no assurances we will be successful in our efforts to report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue to grow our business is dependent upon our ability to raise additional sufficient capital to fund our operating expenses, including advertising, until such time, if ever, that we are able to report profitable operations, as well as for our short-term and long-term growth plans. We do not generate operating income and have been funding our operating expenses primarily through the issuance of notes payable, including $65,000 of bridge financing obtained during the second quarter of 2026. This bridge financing, while providing near-term liquidity, is not sufficient to alleviate the substantial doubt about our ability to continue as a going concern, and we currently have no other firm commitments to provide any additional capital to us. Based on our current operating budget and forecast, management estimates that we require approximately $5,500,000 in additional working capital during the next 12 months in order to meet our current business objectives, including the development of new indicators for our Lifestyle Blueprint platform, the addition of print versions of our DWD Protocol, expanding our supplement product line and additional subscription content offerings for our customers. This additional working capital is also necessary to fund increases in our advertising and marketing costs, costs associated with the development of additional infrastructure to support our expected growth, as well as funds to pay our operating expenses and general working capital. There are no assurances we will be successful in securing the additional capital necessary to grow our company and pay our operating expenses. Any delay in raising sufficient funds could adversely impact our ability to continue to increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, we may be forced to reduce certain operating expenses in an effort to conserve our working capital, which will adversely impact our revenues and results of operations in future periods, and there are no assurances we could continue as a going concern.

Summary of cash flows

	June 30,	June 30,
	2026	2025
	(unaudited)	(unaudited)

Net cash used in operating activities	$(91,439)	$(68,142)
Net cash provided by investing activities	$65,000	$—
Net cash provided by financing activities	$—	$(500)

There was no net cash provided by or used in investing activities during the three and six months ended June 30, 2026 and 2025.

Net cash provided by (used in) financing activities during the three and six months ended June 30, 2026 reflects proceeds from notes payables.

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

ITEM 4. CONTROLS AND PROCEDURES.

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
Alex J. Mannine Chief Executive Officer, director, principal executive officer, principal financial and accounting officer August 14, 2026

